Form 10-Q
period 1997-09-30
TOWER REALTY TRUST INC
filed 1997-11-24
CIK 1037711

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           (Mark One)

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

        Commission File Number: 1-13375

                            TOWER REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)


              Maryland                                           13-3938558
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

           120 West 45th Street, 24th Floor, New York, New York 10036

                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (212) 768-9010

              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes No X
                                   ----  ----

         The registrant became subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, on October 9, 1997.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of common stock, par value $0.01 per share, outstanding on November 21, 1997 was 16,920,455.


                                      INDEX

PART I          FINANCIAL INFORMATION                                                         Page

Item 1.  Financial Statements.

          TOWER REALTY TRUST, INC.

              Condensed Consolidated Balance Sheet -- September 30, 1997 (unaudited)...........4

              Condensed Consolidated Statements of Operations for the Three
              Months Ended September 30, 1997 and for the period from March 27,
              1997 (date of inception) through September 30, 1997 (unaudited)..................5

              Condensed Consolidated Statement of Cash Flows for the period from
              March 27, 1997 (date of inception) through September 30, 1997....................6

              Notes to Condensed Consolidated Financial Statements.............................7

          TOWER PREDECESSOR

              Condensed Combined Balance Sheets -- September 30, 1997 (unaudited)
              and December 31, 1996...........................................................14

              Condensed Combined Statements of Operations for the Three and Nine Months
              Ended September 30, 1997 and 1996 (unaudited)...................................15

              Condensed Combined Statements of Cash Flows for the Nine Months
              Ended September 30, 1997 and 1996 (unaudited)...................................16

              Notes to Condensed Combined Financial Statements................................17

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................................25


PART II          OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................31

Item 2.       Changes in Securities and Use of Proceeds.......................................31







Item 6.       Exhibits and Reports on Form 8-K................................................31

SIGNATURES....................................................................................32







                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            TOWER REALTY TRUST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                               September 30, 1997
                                   (Unaudited)
                (dollars in thousands, except per share amounts)


                                                      ASSETS

Investment in Tower Equities Management, Inc.................................................. $                187

Cash..........................................................................................                   66
Accounts receivable...........................................................................                  190
Amounts due from affiliates...................................................................                  750
Deferred charges..............................................................................               11,200
                                                                                               ---- ---------------

                  Total assets................................................................ $             12,393

                                                                                               ==== ===============

                                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Debt.......................................................................................... $             12,299
Accounts payable and accrued expenses.........................................................                  487
                                                                                               ---- ---------------
                  Total liabilities...........................................................               12,786
                                                                                               ---- ---------------

Commitments and contingencies

Shareholders' deficit:
      Preferred shares, 50,000,000 shares authorized, none
         issued and outstanding...............................................................
      Common shares, $.01 par value, 150,000,000 shares
         authorized; 1,000 shares issued and outstanding .....................................                    1
      Accumulated deficit.....................................................................                (394)
                                                                                               ---- ---------------
                  Total shareholders' deficit.................................................                (393)
                                                                                               ---- ---------------

                  Total liabilities and shareholders' deficit................................. $             12,393
                                                                                               ==== ===============


   The accompanying notes are an integral part of these financial statements.


                                             TOWER REALTY TRUST, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (Unaudited)
                                 (dollars in thousands, except per share amounts)



                                                                                                        For the Period
                                                                                                        from March 27,
                                                                                                         1997 (Date of
                                                                             Three Months                 Inception)
                                                                            Ended September                 through
                                                                                  30,                    September 30,
                                                                                 1997                        1997
                                                                        -----------------------      ---------------------
Revenues:
      Management and other fees........................................ $                 1,147      $               1,147
      Interest income..................................................                      --                         33
                                                                        -----------------------      ---------------------

                  Total revenues.......................................                   1,147                      1,180
                                                                        -----------------------      ---------------------

Expenses:
      General and administrative expenses..............................                   1,532                      1,532
      Interest expense.................................................                      53                        229
                                                                        -----------------------      ---------------------

                  Total expenses.......................................                   1,585                      1,761
                                                                        -----------------------      ---------------------

Equity in income of Tower Equities Management, Inc.....................                     127                        187
                                                                        -----------------------      ---------------------

Net loss............................................................... $                 (311)      $               (394)
                                                                        =======================      =====================



   The accompanying notes are an integral part of these financial statements.


                            TOWER REALTY TRUST, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

 for the period from March 27, 1997 (date of inception) through September 30, 1997
                                   (Unaudited)
                             (dollars in thousands)



Cash flow from operating activities:
      Net loss...............................................................................  $             (394)
      Adjustments to reconcile net loss to net cash provided by
         operating activities:
              Equity in income of Tower Equities Management, Inc.............................                (187)
              Change in accounts receivable .................................................                (190)
              Change in accounts payable and accrued expenses................................                  487
                                                                                               -------------------

                  Net cash flow provided by operating activities.............................                (284)
                                                                                               -------------------

Cash flow from investing activities:.........................................................
      Increase in deferred charges...........................................................             (11,200)
      Increase in due from affiliates........................................................                (750)
                                                                                               -------------------

                  Net cash flow used in investing activities.................................             (11,950)
                                                                                               -------------------

Cash flow from financing activities:.........................................................
Proceeds from issuance of debt...............................................................              12,299
Proceeds from issuance of common stock.......................................................                   1
                                                                                               ------------------

                  Net cash flow provided by investing activities.............................              12,300
                                                                                               ------------------


Net increase in cash.........................................................................                  66

 Cash, at inception..........................................................................                  --
                                                                                               ------------------

 Cash, end of period.........................................................................  $               66
                                                                                               ==================


   The accompanying notes are an integral part of these financial statements.

                            TOWER REALTY TRUST, INC.



       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (dollars in thousands, except per share amounts)



1.   Organization:

     Tower Realty Trust, Inc. (collectively with its subsidiaries, the "Company") was organized in the state of Maryland on March 27, 1997. The Company intends to operate so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes, commencing with its taxable year ending December 31, 1997. Upon consummation of the Company's initial public offering on October 16, 1997 (the "Offering") (see Note 4), the Company acquired a sole 1% general partner interest in Tower Realty Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), and a 90.4% limited partner interest in the Operating Partnership.

     The Company has been formed to continue and expand the commercial real estate business of Tower Equities & Real Estate Corp. and its affiliates (collectively with its predecessor entities and affiliates, "Tower Equities"), including developing, acquiring, owning, renovating, managing, and leasing office properties in midtown Manhattan, Phoenix, Tucson, and Orlando markets.

On March 31, 1997 interests in certain partnerships, properties and limited liability companies were contributed to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership ("OP Units"). Certain of these interests were owned by the Operating Partnership after consummation of the Offering. Simultaneously with such contribution of interests, the Company issued $4.0 million of notes to certain investors advised by Morgan Stanley Asset Management, Inc. ("MSAM") which are collateralized by the Properties (as defined in Note 4 below). At September 30, 1997, the balance on borrowings under the notes has been increased to approximately $12.3 million. The notes bear interest at a rate of 15% per annum and are payable quarterly, in arrears. Upon completion of the Offering, all notes were converted into shares of common stock, par value $0.01 per share, of the Company ("Common Stock"). All interests contributed in the previously described transactions were recorded at zero as the historical carry-over basis of these interests were negative. Under the original partnership agreements with respect to the contributed interests, these partners are not required to fund any partners' deficit balances to the Operating Partnership.

2.   Summary of Significant Accounting Policies:

     Cash

     Cash consists of funds held at a major financial institution which balance at times exceeds insurable limits.

     Due from (to) Affiliates

     Due from (to) affiliates represents amounts paid in connection with the Offering and formation transactions by or on behalf of affiliates. All of these amounts will be settled as of October 16, 1997.

     Deferred Charges

     Deferred charges consists of expenses incurred in connection with the Offering which were charged to additional paid-in capital upon completion of the Offering.

     Revenue Recognition

     Management fee income from properties which will be owned by the Operating Partnership upon consummation of the Offering is recognized as earned under the terms of agreements in effect upon completion of the Offering. Construction fees are recognized ratably over each project's construction period and leasing fees are generally recognized upon tenant occupancy of the leased premises unless such fees are irrevocably due and payable upon lease execution, in which case recognition occurs on the lease execution date. Upon consummation of the Offering, such fees will be eliminated.

                            TOWER REALTY TRUST, INC.



       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                (dollars in thousands, except per share amounts)



     Use of Estimates in the Preparation of the Financial Statements

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   Recently Issued Accounting Standards:

     During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), No. 129 "Disclosure of Information About Capital Structure" ("SFAS 129"), No. 130 "Reporting Comprehensive Income" ("SFAS 130"), and No. 131
     "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). All of these statements are effective for fiscal years beginning after December 15, 1997.

     SFAS 128 specifies the computation, representation and disclosure requirements for earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure such as information about securities, liquidation preference of preferred stock and redeemable stock. SFAS 130 specifies the presentation and disclosure requirement for reporting comprehensive income which includes those items which have been formerly reported as a component of shareholders' equity. SFAS 131 establishes the disclosure requirements for reporting segment information.

     Management believes that, when adopted, SFAS 128, 129, 130 and 131 will not have a significant impact on the Company's results of operations or financial position.

4.   Formation Transactions:

     The Offering

     As of October 16, 1997, the Company consummated an initial public offering of 13,817,250 shares of Common Stock (including the exercise of the underwriters' overallotment option) and effected concurrent private placements (the "Concurrent Private Placements") of 1,153,845 shares of Common Stock at a price of $26.00 per share and realized gross proceeds therefrom of $389.25 million. The Representatives of the several Underwriters for the Offering in the United States and Canada were Merrill Lynch & Co., Legg Mason Wood Walker, Incorporated, Morgan Stanley Dean Witter, Prudential Securities Incorporated, Smith Barney Inc., and NationsBanc Montgomery Securities, Inc. The Lead Managers of the several International Managers for the Offering outside of the United States and Canada were Merrill Lynch International, Legg Mason Wood Walker, Incorporated, Morgan Stanley Dean Witter, Prudential-Bache Securities., Smith Barney Inc., and NationsBanc Montgomery Securities, Inc. The net cash proceeds to the Company from the Offering and the Concurrent Private Placements, after deducting the estimated underwriting discount of $23.4 million and estimated expenses of the Offering of $12.5 million, were approximately $353.35 million. Such net cash proceeds were contributed to the Operating Partnership in exchange, in part, for the Company's approximate 91.4% interest therein (which includes an 90.4% limited partner interest and a 1% general partner interest). The Operating Partnership used the proceeds received from the Company, the $54 million net cash proceeds from the Company's term loan facility (the "Term Loan") borrowed concurrent with the Offering and approximately $12.3 million of proceeds received in exchange from the MSAM Notes as follows: (i) approximately $247.5 million for repayment of certain indebtedness (including associated prepayment penalties) relating to the Properties and the partnerships that own the Properties (the "Property Partnerships"); (ii) approximately $114.5 million to acquire certain equity, debt and fee interests in the Properties; (iii) approximately $2.4 million to pay for commitment fees and expenses relating to the Term Loan and the Company's unsecured line of credit (the "Line of Credit"); (iv) approximately $3.0 million to pay transfer taxes and other expenses associated with the acquisitions of the Properties; and (v) the remaining approximately $52.2 million for working capital and future property acquisitions. Pending application of cash proceeds, the Company has invested such portion of the net proceeds in interest-bearing accounts and short-term, interest-bearing securities, which are consistent with the Company's intention to qualify for taxation as a REIT.

                            TOWER REALTY TRUST, INC.



       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                (dollars in thousands, except per share amounts)



     The Tower Equities management and leasing companies and Properties Atlantic Inc. management and leasing company (which, prior to the Offering, was controlled and operated by Clifford Stein, Managing Director, Southeast Region of the Company) contributed an undivided 95% interest in the assets of such companies to the Operating Partnership which, in turn, recontributed such assets to Tower Equities Management, Inc. (the "Management Company") in exchange for 100% of the non-voting stock and 5% of the voting stock in the Management Company (which collectively is entitled to receive 95% of the dividends).

     The Management Company and each of the members of Tower Equities that hold interests in seven retail properties that continue to be owned by Tower Equities after the consummation of the Offering and certain related transactions (the "Excluded Properties") entered into management agreements with respect to each of the Excluded Properties. In consideration for the services to be provided under the management agreements, the Management Company will receive a property management fee and applicable leasing commissions which will be determined by reference to existing market rates for similar transactions.

     The Properties

     Upon consummation of the Offering and certain related transactions (collectively, the "Formation Transactions"), the Operating Partnership owns 21 office properties (the "Properties"). The Company also owns or has an option to acquire four parcels of land adjacent to four of the Properties (the "Development Parcels"), which can support 2.2 million of rentable square feet of development.

     Term Loan

     The Operating Partnership has entered into a $107.0 million seven year Term Loan with Merrill Lynch Credit Corporation and borrowed approximately $54 million under such facility at the closing of the Offering. Interest in the Term Loan was fixed at a rate equal to .9% in excess of seven-year United States Treasury Notes at the closing of the Offering.

     Line of Credit

     The Company has entered into the $200 million unsecured Line of Credit with (Merrill Lynch Capital Corporation. The Line of Credit may be used, among other things, to finance its acquisition of additional office properties, to refinance existing indebtedness and for general working capital requirements.

     Interim Financial Information

     The Company's financial statements as of September 30, 1997, present the Company's financial position, the results of its operations and its cash flows before the Offering and the Formation Transactions. Included in this Quarterly Report on Form 10-Q is financial information for Tower
     Predecessor which includes the accounts of Tower Equities, an equity interest in the properties owned by the DRA Joint Ventures, and an equity interest in a partnership controlling the 2800 North Central Property. See
     Note 1 of Notes to Condensed Combined Financial Statements of Tower Predecessor for a description of the interests comprising the DRA Joint Ventures. The accounts are presented on a combined basis as the above properties were under the control of common ownership and management and were subject to the formation of the Company.

                            TOWER REALTY TRUST, INC.



       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                (dollars in thousands, except per share amounts)



     The Company's unaudited financial statements have been prepared pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the financial statements and notes thereto of the Company, Tower Predecessor, DRA Joint Ventures and 100 Wall Street included in the Company's final prospectus, dated October 9, 1997 (the "Prospectus"). These notes to the financial statements highlight significant changes to the notes included in the Prospectus and present interim disclosures required by the SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

5.   Investment in Tower Equities Management, Inc.:

     The Company records its investment in the Management Company using the equity method of accounting and, therefore, reports its share of income and expenses based on its 95% ownership interest in the economics of the Management Company. The Management Company, a non-qualified REIT subsidiary, provides property management, brokerage and construction services for the Properties, to third parties and for joint venture properties. Presented below is condensed financial information of the Management Company:

                                  Balance Sheet
                               September 30, 1997
                                   (unaudited)


                                     ASSETS:

      Cash................................................... $               75
      Accounts receivable....................................                 78
      Due from affiliates....................................                380
      Equipment..............................................                113
                                                              ------------------

                Total assets................................. $              646
                                                              ==================

                         LIABILITIES AND OWNERS' EQUITY:

      Accounts payable and accrued expenses.................. $              449
      Owners' equity.........................................                197
                                                              ------------------

                Total liabilities and owners' equity........  $              646
                                                              ==================

                            TOWER REALTY TRUST, INC.



       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                (dollars in thousands, except per share amounts)



                             Statement of Operations
        Period from inception (March 27, 1997) through September 30, 1997
                                   (Unaudited)


      Revenues:
         Management fees......................................... $          361
         Construction, leasing and other fees....................            283
                                                                  --------------
                 Total revenues..................................            644
                                                                  --------------

      Expenses:
         General office and administration.......................            332
         Depreciation and amortization...........................              9
                                                                  --------------
                 Total expenses..................................            341
                                                                  --------------
                 Income before taxes.............................            303
         Income tax expense......................................            106
                                                                  --------------

                 Net income...................................... $          197
                                                                  ==============


6. Pro Forma Information:

     The following unaudited pro forma condensed consolidated balance sheet and statements of operations of the Company are presented as if the consummation of the Formation Transactions and the application of the net proceeds of the Offering had occurred on September 30, 1997 and January 1, 1996, respectively. Such pro forma and estimated information is based in part upon the combined statements of operations of the Tower Predecessor included elsewhere in this Quarterly Report on Form 10-Q. Such information should be read in conjunction with the Financial Statements listed in the index of this Quarterly Report on Form 10-Q and in the Prospectus. In management's opinion, all adjustments necessary to reflect the effects of the Formation Transactions and the Offering have been made. The pro forma information is not necessarily indicative of what the actual financial position would have been at September 30, 1997, or what the actual results of operations would have been for the nine months ended September 30, 1997 and September 30, 1996, respectively, had the Formation Transactions been consummated on September 30, 1997 or January 1, 1996, respectively, and carried forward through the interim period presented, nor do they purport to present the future financial position or results of operations of the Company.

                            TOWER REALTY TRUST, INC.



       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                (dollars in thousands, except per share amounts)



                 Pro Forma Condensed Consolidated Balance Sheet
                               September 30, 1997
                                   (unaudited)


                                                                                 Pro Forma Adjustments
                                                                -------------------------------------------------------
                                                                                       The Offering
                                                                                           and
                                    The                                                 Concurrent
                                  Company        Predecessor         Acquisition         Private              Other            Pro
                                Historical       Historical          Properties         Placement          Adjustments        Forma
                            -------------     -------------       -------------     --------------      -------------     ----------
ASSETS
                            -------------     -------------       -------------     --------------      -------------     ----------

Real estate, net                              $     128,077       $     326,595                                           $  454,672
Deferred charges, net       $      11,200            11,779                         $       11,200      $      1,274          13,053
Receivables, net                      190             3,643                                                   (1,333)          2,500
Unbilled rent receivable                             14,230                                                  (14,230)
Escrowed funds                                          765                                                     (765)
Cash and cash equivalents              66             4,947            (398,179)           364,598            79,742          51,174
Investments in joint ventures         188             4,725               2,098                               (4,725)          2,286
Other assets                                          2,648               3,120                               (2,648)          3,120
                            -------------     -------------       -------------     --------------      -------------     ----------

   Total assets             $      11,644 $         170,814       $     (66,366)    $      353,398 $          57,315      $  526,805
                            =============     =============       =============     ==============      =============     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Debt on real estate         $      12,299 $         194,638       $    (150,354)                        $    54,417       $   11,000
Accounts payable and other
liabilities                           487            26,384                                                  (13,919)         12,952
Amounts due to (from) affiliates     (749)           10,723                                                   (9,974)
                            -------------     -------------       -------------                         -------------     ----------

Total liabilities                  12,037           231,745           (150,354)                               30,524         123,952
                            -------------     -------------       -------------                         -------------     ----------

Minority interest in Operating
Partnership                                                              8,580                                26,066          34,646
                                                                  -------------                         -------------     ----------

Shareholders' equity:
Preferred shares, 50,000,000
   shares authorized, none
   issued and outstanding
Common shares, $.01 par value,
   150,000,000 shares
   authorized; 1,000 shares
   issued and outstanding
   (historical) and 16,920,455
   shares issued and
   outstanding (pro forma)               1                                  10     $          150                 8              169
Additional paid-in capital                                              29,318            353,248           (14,134)         368,432
Owners' equity (deficit)              (394)          (60,931)           46,080                               14,851            (394)
                                -----------     -------------     -------------     --------------      -------------     ----------

   Total shareholders' equity
     deficit)                         (393)          (60,931)            75,408            353,398                725        368,207
                                -----------     -------------     -------------      -------------      -------------     ----------


   Total liabilities and        $   11,644    $      170,814      $    (66,366)     $     353,398 $           57,315  $      526,805
     shareholders' equity
     (deficit)
                                ===========     =============     =============     ==============      =============     ==========

                            TOWER REALTY TRUST, INC.



       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                (dollars in thousands, except per share amounts)



            Pro Forma Condensed Consolidated Statements of Operations
                                   (unaudited)




                                                          Nine Months Ended
                                                            September 30,

                                                  ------------------------------
                                                       1997                 1996

                                                  ------------     -------------

Revenues:
   Rental income..............................    $     55,586     $      52,943

   Other revenues.............................             322              271
                                                  ------------     ------------

            Total revenues....................          55,908           53,214
                                                  ------------     ------------

Expenses:
   Property operating and maintenance.........          14,428           14,287
   Real estate taxes..........................           8,268            8,008
   General office and administration..........           2,956            2,574
   Interest expense...........................           6,029            6,029
   Depreciation and amortization..............          10,282            9,269
   Ground rent and air rights expense.........             449              449
                                                  ------------     ------------

            Total expenses....................          42,412           40,616
                                                  ------------     ------------

Equity in income of joint ventures............             288              245
                                                  ------------     ------------
Income before minority interest...............          13,784           12,843
Minority interest in Operating Partnership....           1,185            1,105
                                                  ------------     ------------

Net income                                        $     12,599      $    11,738

                                                  ============     ============

Net income per share                              $       0.74     $       0.69

                                                  ============     ============

Weighted average number of common shares
   outstanding                                          16,920           16,920
                                                  =============    ============

                                TOWER PREDECESSOR
                        CONDENSED COMBINED BALANCE SHEETS

                             (dollars in thousands)


                                                                           September 30,            December 31,
                                                                               1997                     1996
                                                                       ---------------------    ------------------
                                                                           (unaudited)

                              ASSETS

Real estate........................................................    $           172,969      $          169,619

   Less:  accumulated depreciation.................................                (44,892)                (40,555)
                                                                       -------------------      ------------------
                                                                                   128,077                 129,064
Deferred charges, net..............................................                 11,779                  11,636
Receivables, net of allowance for doubtful accounts of
   approximately $2,500 for all periods............................                  3,643                   2,776
Unbilled rent receivable...........................................                 14,230                  15,242
Escrowed funds.....................................................                    765                     413
Cash and cash equivalents..........................................                  4,947                   4,985
Investments in joint ventures......................................                  4,725                   5,316
Other assets.......................................................                  2,648                   3,555
                                                                       -------------------      ------------------

                   Total assets                                        $           170,814      $          172,987

                                                                       ===================      ==================

                  LIABILITIES AND OWNERS' DEFICIT

Real estate debt...................................................    $           194,638      $          202,892
Deferred real estate taxes.........................................                 12,951                  12,951
Accounts payable and other liabilities.............................                 13,433                  12,867
Amounts due to affiliates..........................................                 10,723                   6,147
                                                                       -------------------      ------------------

                   Total liabilities...............................                231,745                 234,857

Commitments and contingencies
Owners' deficit....................................................                (60,931)                (61,870)
                                                                       -------------------      ------------------

                   Total liabilities and owners' deficit               $           170,814      $           172,987
                                                                       ===================      ===================

     The accompanying notes are an integral part of these financial statements
 .

                                                 TOWER PREDECESSOR
                                    CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                    (unaudited)
                                               (dollars in thousands)



                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                      ------------------------------    ------------------------------
                                                            1997             1996           1997             1996
                                                      -------------    -------------    -------------    -------------
Revenues:
   Rental income...................................   $       6,292    $       5,637    $      19,813    $      19,103
   Management fees.................................              73              304              318              930
   Construction, leasing and  other fees...........              88              347              562              890
                                                      -------------    -------------    -------------    -------------
                   Total revenues..................           6,453            6,288           20,693           20,923
                                                      -------------    -------------    -------------    -------------

Expenses:
   Property operating and maintenance..............           1,506            1,417            4,209            4,198
   Real estate taxes...............................           1,162            1,168            3,493            3,528
   General office and administration...............             384              872            2,130             2639
   Interest expense................................           3,744            3,516           10,772           10,688
   Depreciation and amortization...................           1,761            1,612            5,255            4,996
   Ground rent and air rights expense..............             150              150              449              449
                                                      -------------    -------------    -------------    -------------
                   Total expenses..................           8,707            8,735           26,308           26,498
                                                      -------------    -------------    -------------    -------------

Equity in income of joint ventures.................              17               97               85              295
                                                      -------------    -------------    -------------    -------------

Loss before extraordinary gain on
   early extinguishment of debt....................          (2,237)         (2,350)          (5,530)          (5,280)

Extraordinary gain on early extinguishment
   of debt.........................................                                             6,475
                                                      -------------    -------------    -------------    -------------

Net (loss) income..................................   $      (2,237)   $     (2,350)    $         945    $     (5,280)
                                                      =============    =============    =============    =============


    The accompanying notes are an integral part of these financial statements.

                                                 TOWER PREDECESSOR
                                    CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                                    (unaudited)
                                               (dollars in thousands)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                    -------------------------------------
                                                                                            1997                 1996
                                                                                    --------------    ---------------
Cash flow from operating activities:
   Net income (loss)............................................................    $          945    $       (5,280)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:..................................................................
      Depreciation and amortization.............................................             4,349             4,137
      Amortization of deferred financing costs..................................               906               859
      Equity in income of joint ventures, net of distributions..................                                  (2)
      Extraordinary gain on early extinguishment of debt........................            (6,475)
      Change in:................................................................
        Deferred charges........................................................            (1,049)             (406)
        Receivables.............................................................              (867)            2,163
        Unbilled rent receivable................................................             1,012               603
        Escrowed funds                                                                        (352)             (867)
        Other assets............................................................               907               840
        Deferred real estate taxes..............................................
        Accounts payable and other liabilities..................................               566              (384)
                                                                                    ---------------    --------------
            Net cash flow (used in) provided by operating activities............               (58)            1,663
                                                                                    ---------------    --------------

Cash flow from investing activities:............................................
   Improvements to real estate..................................................            (3,362)           (1,768)
   Distribution from joint ventures in excess of equity in income...............               591
   Proceeds from disposal of assets.............................................
                                                                                    ---------------    --------------
            Net cash flow used in investing activities..........................            (2,771)           (1,768)
                                                                                    ---------------    --------------

Cash flow from financing activities:............................................
   Partners' distributions, net.................................................                (6)             (788)
   Proceeds from real estate debt...............................................            15,581              2,094
   Repayment of real estate debt................................................           (17,360)            (2,700)
   Amounts due to affiliates....................................................             4,576                558
                                                                                    --------------    ---------------
            Net cash flow provided by (used in) financing activities............             2,791              (836)
                                                                                    --------------    ---------------

Net decrease in cash and cash equivalents.......................................               (38)             (941)

Cash and cash equivalents, beginning of periods...................................             4,985             5,208
                                                                                    ---------------    --------------

Cash and cash equivalents, end of periods                                             $        4,947     $       4,267
                                                                                    ===============    ==============

Supplemental cash flow information:
   Cash paid for interest.......................................................    $        9,753     $       9,977
                                                                                    ===============    ==============


    The accompanying notes are an integral part of these financial statements.

                                TOWER PREDECESSOR

                    NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)



1.   Organization and Basis of Presentation:

     The accompanying combined statement of operations of Tower Predecessor has been presented on a combined historical cost basis because of common ownership and management, and because the assets and liabilities were the subject of a business combination with Tower Realty Trust, Inc. (the "Company") and Tower Realty Operating Partnership, L.P. (the "Operating
     Partnership"), both newly formed entities. Upon consummation of the Company's initial public offering on October 16, 1997 (the "Offering"), the Company owns a sole 1% general partner interest and a 90.4% limited partner interest in the Operating Partnership.

     The following entities comprising the Tower Predecessor were controlled and managed by Tower Equities and Real Estate Corp. and its affiliates (collectively with its predecessor entities and affiliates, "Tower Equities") (which is controlled by Lawrence H. Feldman, Chairman of the Board, Chief Executive Officer and President of the Company):


                                                             Lawrence H.
                                                              Feldman's
                                                         Ownership Interest                 Location
                                                       -----------------------      ------------------------
     Tower 45                                                    6%                 New York City
     120 Mineola Boulevard                                       5%                 Long Island, NY
     Maitland Forum                                              15%                Maitland, FL
     Maitland Center Parkway (3 properties)                      90%                Maitland, FL
     5750 Major Boulevard (purchased in October 1996)            6%                 Orlando, FL
     Management Companies                                        90%                New York City and
                                                                                    Maitland, FL


     Lawrence H. Feldman owned a majority general partner interest in the partnerships owning these properties. The accompanying combined financial statements include 100% of the assets, liabilities and operations of these properties.

     Lawrence H. Feldman held a non-controlling interest in the partnerships that own the following properties listed in the following table. Lawrence
     H. Feldman was a general partner and an affiliate of DRA Advisors, Inc. ("DRA") which was the managing general partner in each partnership. The accompanying combined financial statements include these investments in the DRA Joint Ventures using the equity method of accounting (see Note 4). Upon consummation of the Offering, the Company purchased all of the partnership interests in the DRA Joint Ventures.

                                TOWER PREDECESSOR

                  (dollars in thousands, except per share amounts)




                                                        Lawrence H.
                                                          Feldman's
                                                     Ownership Interest                 Location
                                                  ------------------------     --------------------------
      286 Madison Avenue                                                3%     New York City
      290 Madison Avenue                                                3%     New York City
      292 Madison Avenue                                                3%     New York City
      Corporate Center Building (6 properties)                         20%     Phoenix, AZ
      5151 East Broadway                                                3%     Tucson, AZ
      One Orlando Center                                                3%     Orlando, FL

     Prior to consummation of the Offering, Lawrence H. Feldman also held a 3.8% non-controlling interest in a partnership controlling the 2800 North Central Avenue Property. The accompanying combined financial statements include this investment using the equity method of accounting (see Note 4). The Company, upon consummation of the Offering, acquired this interest and the interests of other members of Tower Equities (10% aggregate interest).

     The Company was formed with the intent of qualifying as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company raised equity through the Offering and concurrent private placements (the "Concurrent Private Placements"). The proceeds from the Offering and the Concurrent Private Placements were used to purchase a sole 1% general partnership interest and 90.4% limited partnership interest in the Operating Partnership which, directly or indirectly, holds the operating assets and liabilities of the Company.

     All significant intercompany transactions and balances have been eliminated in the combined financial statements.



2.    Summary of Significant Accounting Policies:

      Real Estate

      Real estate and leasehold improvements are stated at cost. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," Tower Predecessor records impairment writedowns on long-lived assets, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. No such impairment losses have been recognized in these financial statements.

                                TOWER PREDECESSOR

                    (dollars in thousands, except per share amounts)



     Depreciation   on  buildings  and   improvements   is  provided  under  the
     straight-line method over an estimated useful life of thirty to forty years. Depreciation on furniture and fixtures is provided under the straight-line method over an estimated useful life of five to seven years.

     When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss. Expenditures for maintenance and repairs are charged to operations as incurred.

      Deferred Charges

     Deferred financing costs are recorded at cost and are being amortized on the straight-line method, which approximates the interest method over the life of the related debt. Leasing commissions and leasehold improvements are deferred and amortized over the lesser of useful life or terms of the related leases. Other deferred charges are amortized over terms applicable to the expenditure.

      Escrowed Funds

     Escrowed funds are comprised of funds held for the payment of real estate taxes and mortgage interest.

      Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and investments with maturities of three months or less when purchased. The majority of Tower Predecessor's cash and cash equivalents are held at major financial institutions which balances at times exceed insurance limits. For purposes of the statement of cash flows, all transactions between Tower Predecessor and other affiliated entities have been accounted for as settled in cash at the time the transaction was recorded.

      Receivables and Deferred Real Estate Taxes

     Deferred real estate taxes represent a portion of real estate taxes accrued from 1988 through 1995 for the Tower 45 property which are payable to the taxing authority commencing on July 1, 1998 in payments of approximately $1.3 million per year. A portion of these deferred real estate taxes are expected to be recovered from tenants (approximately $2.5 million) and is recorded as a receivable in the accompanying financial statements.

      Income Taxes

      Tower Predecessor is not a legal entity subject to federal, state or local income taxes. No provision for income taxes is necessary in the financial statements of Tower Predecessor since the Tower Predecessor's statements combine the operations and balances of partnerships which are not subject to income tax. The tax effect of its activities accrues to the individual partners of the respective entity.

                                TOWER PREDECESSOR

                    (dollars in thousands, except per share amounts)




      Revenue Recognition

     Tower Predecessor, as a lessor, has retained substantially all of the risks and benefits of ownership of the rental properties and accounts for its leases as operating leases. Space is leased to tenants under leases ranging from three to 10 years. Rental income is recognized over the terms of the leases as it is earned. Unbilled rental revenue represents rental income earned on a straight-line basis in excess of rent payments received pursuant to terms of the individual lease agreements.

     Management fee income from third parties and joint venture properties through March 27, 1997 is recognized as earned under the terms of the related agreements. Construction fees are recognized ratably over each project's construction period and leasing fees are generally recognized upon tenant occupancy of the leased premises unless such fees are irrevocably due and payable upon lease execution, in which case recognition occurs on the lease execution date.

      Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the recoverability of real estate, unbilled rent receivable and investment in joint ventures. Actual results could differ from those estimates.


3.    Interim Financial Information:

The Company's unaudited interim condensed combined financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The notes to the interim financial statements included herein are intended to highlight significant changes to the notes to the December 31, 1996 audited financial statements and present interim disclosures required by the SEC. Such information should be read in conjunction with the Financial Statements listed in the index of this Quarterly Report on Form 10-Q and in the Company's final prospectus, dated October 9, 1997, relating to the Offering (the "Prospectus"). The accompanying interim financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of Tower Predecessor's future results of operations for the full year ended December 31, 1997.

                                TOWER PREDECESSOR

                    (dollars in thousands, except per share amounts)



4.    Investments in Joint Ventures:

     Tower Predecessor accounts for its investments in joint ventures using the equity method of accounting and therefore reports its share of income and losses based on the Lawrence Feldman's ownership interests in the respective entities as described in Note 1.

     Presented below is condensed combined financial information of the DRA Joint Ventures:

                                DRA JOINT VENTURE
                             Combined Balance Sheets


                                                                            September 30,         December 31,
                                                                                1997                    1996
                                                                       -------------------     -----------------
                                                                           (unaudited)
                                  ASSETS:
      Real estate, net of accumulated depreciation...................  $            139,693     $          140,759
      Other assets...................................................                22,144                 19,249
                                                                       --------------------     ------------------

                  Total assets.......................................  $            161,837     $          160,008
                                                                       ====--==============     ==================

                     LIABILITIES and OWNERS' EQUITY:

      Debt on real estate............................................  $            131,301     $          126,517
      Accounts payable and other liabilities.........................                 4,285                  3,956
                                                                       --------------------     ------------------
                  Total liabilities..................................               135,586                130,473
      Owners' equity.................................................                26,251                 29,535
                                                                       --------------------     ------------------

                  Total liabilities and owners' equity...............  $            161,837     $          160,008
                                                                       ====================     ======-===========

                                TOWER PREDECESSOR

                    (dollars in thousands, except per share amounts)



                                DRA JOINT VENTURE
                        Combined Statements of Operations
                                   (unaudited)


                                                             Three Month Ended                      Nine Months Ended
                                                               September 30,                          September 30,
                                                      --------------------------------     ----------------------------------
                                                          1997              1996              1997                  1996
                                                      -----------      ---------------     -------------      ---------------
      Revenues:
         Rental income..............................  $       7,639    $        7,509      $      22,142      $         21,840
         Management fees and other..................             60                42                143                   140
                                                      -------------    ---------------     -------------      ----------------

                  Total revenues....................          7,699              7,551            22,285                21,980
                                                      -------------    ---------------     -------------      ----------------

      Expenses:
      Property operating expenses, real estate taxes and
         management fees............................          3,451              3,329              9,657                9,894
      Interest expense..............................          2,925              2,571              8,617                7,387
      Depreciation and amortization.................          1,230              1,107              3,537                3,056
                                                      -------------    ---------------     --------------      ---------------
                  Total expenses....................          7,606              7,007             21,811               20,337
                                                      -------------    ---------------     --------------      ---------------

                  Net income........................  $          93    $           544     $          474      $         1,643
                                                      =============    ===============     ==============      ===============

                           2800 NORTH CENTRAL PROPERTY
                                 Balance Sheets


                                                                            September 30,         December 31,
                                                                                1997                    1996
                                                                       -------------------     -----------------
                                   (unaudited)
                                  ASSETS:

      Real estate, net of accumulated depreciation...................  $             31,076     $           30,638
      Other assets...................................................                 2,660                  2,244
                                                                       --------------------     -----------------

                         Total assets................................  $             33,736     $           32,882
                                                                       ====================     =================

                      LIABILITIES and OWNERS' EQUITY:

      Debt on real estate............................................  $             26,489     $           25,021
      Accounts payable and other liabilities.........................                 1,395                  1,285
                                                                       ---------------------     -----------------
                         Total liabilities...........................                27,884                 26,306
      Owners' equity.................................................                 5,852                  6,576
                                                                       --------------------     -----------------

                         Total liabilities and owners' equity........  $             33,736     $           32,882
                                                                       ====================     =================

                                TOWER PREDECESSOR

                    (dollars in thousands, except per share amounts)



                                 2800 NORTH CENTRAL PROPERTY
                                  Statements of Operations
                                        (unaudited)


                                                                                                                Period from May
                                                                                          Nine Months            1996 through
                                                         Three Month Ended                   Ended               September 30,
                                                           September 30,                 September 30,
                                                -----------------------------------     -----------------      ------------------
                                                       1997                1996                 1997                   1996
                                                ---------------     ---------------     -----------------      ------------------

      Revenues:
         Rental income........................  $         1,370     $         1,368     $          4,149      $             2,243
         Management fees and other............                3                   9                   12                       12
                                                ---------------     ---------------     -----------------      ------------------

                 Total revenues...............            1,373               1,377                4,161                    2,255
                                                ---------------     ---------------     -----------------      ------------------

      Expenses:
      Property operating expenses, real estate taxes
         and management fees..................
                                                            752                 731                2,112                    1,206
      Interest expense........................              665                 851                1,930                      962
      Depreciation and amortization...........              290                 190                  844                      295
                                                ---------------     ---------------     -----------------      -----------------
                 Total expenses...............            1,707               1,772                4,886                    2,463
                                                ---------------     ---------------     -----------------      ------------------

      Net loss                                  $         (334)     $         (395)     $          (725)      $             (208)
                                                ===============     ===============     =================      ==================



5.    Real Estate Debt:

      Real estate debt consists of the following (in thousands):


                                                                          September 30,            December 31,
                                                                              1997                     1996
                                                                      ---------------------    ---------------------
                                   (unaudited)

       Tower 45..................................................     $             145,305    $             147,616
       120 Mineola Boulevard.....................................                    11,260                   18,892
       Maitland Forum............................................                    24,698                   29,409
       Maitland Center Parkway (3 properties)....................                     7,523                    4,437
       5750 Major Boulevard......................................                     4,650                    2,538
                                                                      ---------------------    ---------------------

                                                                      $             193,436    $             202,892
                                                                      =====================    =====================

      The interest rate on the mortgage loans referred to above (with the exception of Tower 45) are calculated based on the GECC Commercial Paper
      Rate, plus an additional rate ranging from 3.25% to 4.50%. These mortgages

                                TOWER PREDECESSOR

                    (dollars in thousands, except per share amounts)



      are collateralized by the land, building and improvements, furniture and fixtures, machinery and equipment and tenant leases and sub leases. The Tower 45 rate is based on the 30-day LIBOR, plus and additional rate ranging from 1.75% to 2.50%. This loan is collateralized by the Company's rights in a lease on the air and corresponding development rights adjacent to the property.

     Scheduled Principal repayments of debt on real estate at December 31, 1996, are as follows:


            Years Ending
            December 31,                                         Amounts
                                                           --------------------
                                                              (in thousands)
            1997                                           $              1,138
            1998                                                        170,945
            2001                                                         28,271
            Thereafter                                                    2,538
                                                           --------------------

                                                           $            202,892
                                                           ====================

     During the nine months ended September 30, 1997, the debt on 120 Mineola Boulevard was extinguished with proceeds from another lender of $11,260. Gain on the early extinguishment of debt totalled $6,475.

6.    Related Party Transactions

     Under the terms of various management agreements, Tower Predecessor receives cost reimbursements and property management, leasing and tenant service fees from certain affiliates in which Tower Equities have ownership interests. Cost reimbursements are comprised primarily of salary and employee benefit recoveries and reimbursements of certain administrative costs. For the nine months ended September 30, 1997 and 1996, fees and cost derived from these agreements totalled $0.2 million and $1.6 million, respectively.

     Amounts due to affiliates at September 30, 1997 and 1996, consisted primarily of loans payable to affiliates of Tower Predecessor.

7.    Commitments and Contingencies:

Tower Predecessor is subject to various legal proceedings and claims that arise in the ordinary course of the business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of Tower Predecessor.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties. The Company's actual results in future periods may be materially different from any future performance anticipated herein. Each forward-looking statement that the Company believes is material is accompanied by a cautionary statement or statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. In the context of forward-looking information provided in this Quarterly Report on Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company has been formed to continue and expand the commercial real estate business of Tower Equities, including developing, acquiring, owning, renovating, managing, and leasing office properties in midtown Manhattan, Phoenix, Tucson, and Orlando markets. The Company's operations will be carried out through subsidiaries which consist primarily of the Operating Partnership, the Management Company and other subsidiary partnerships, joint ventures, general partnerships and limited companies through which the Operating Partnership owns certain of the properties. The Company will form additional subsidiaries or affiliates in cases where the Company determines that the use of a separate entity is advisable.

As a result of the Offering and the related Formation Transactions, the Operating Partnership owns and operates 21 office properties (the "Properties"). The Company also owns or has an option to acquire four parcels of land adjacent to four of the Properties (the "Development Parcels"), which can support approximately 2.2 million of rentable square feet of development.

The following discussion is based primarily on the combined financial statements of Tower Predecessor for periods prior to the completion of the Offering and related Formation Transactions. The pro forma condensed consolidated balance sheet is presented as if the Offering and the Formation Transactions had
occurred on September 30, 1997. The pro forma results of operations are presented as if the Offering and the Formation Transactions had occurred on January 1, 1996. The combined financial statements include the assets, liabilities and operations of the properties and predecessor management companies to be acquired by the Company in the Formation Transactions from entities controlled and managed by Tower Equities as follows: Tower 45, 120 Mineola Boulevard, Maitland Forum, the three Maitland Center Parkway Properties, 5750 Major Boulevard and the predecessor management companies, including Tower Equities and Realty Corp., CXX Mineola Management Corp., Forum Realty and Management Corp., and Tower Equities of Arizona L.L.C.

Results of Operations

Comparison of the Three Months Ended September 30, 1997 to the Three Months Ended September 30, 1996

Total revenues for the three months ended September 30, 1997 increased by $0.2 million, or 3%, to $6.5 million as compared to $6.3 million for three months ended September 30, 1996. Rental income for the three months ended September 30, 1997 increased by $0.7 million, or 12%, to $6.3 million as compared to $5.6 million for the three months ended September 30, 1996 due to (i) the purchase of 5750 Major Boulevard in October 1996 which increased rental income by $0.1 million and (ii) increased rental rates from new leases at the Tower 45, Maitland Forum and Maitland Center Parkway Properties.

Management fee income decreased $0.2 million to $0.1 million for the three months ended September 30, 1997 as compared to $0.3 million for the three months ended September 30, 1996 due to the fact that management fee income for the period from July 1, 1997 through September 30, 1997 is recorded by the Management Company. Construction, leasing, and other fees relating to one office and seven retail properties as well as the DRA Joint Ventures and 2800 North Central Property for the three months ended September 30, 1997 decreased by $0.3 million as compared to the three months ended September 30, 1996 for the same reason.

Total expenses remained constant for three months ended September 30, 1997 and 1996 at $8.7 million. Expenses excluding interest and depreciation and amortization decreased by $0.4 million or 13%, from $3.6 million for the three months ended September 30, 1996 to $3.2 million for the three months ended September 30, 1997. Expenses, excluding interest and depreciation and amortization, as a percentage of total revenues, decreased from 57.4% for the three months ended September 30, 1996 to 49.6% for the three months ended September 30, 1997 due to decreases in general and administrative costs. Management believes that expenses as a percentage of revenues will decrease for the remainder of 1997. Each component of expenses excluding interest and depreciation and amortization changed as a percentage of total revenues as follows:


                                                        Three Months Ended
                                                          September 30,
                                                --------------------------------
                                                       1997              1996
                                                -------------      -------------

Property operating and maintenance.........             23.3%            22.5%
Real estate taxes..........................             18.0             18.6
General office and administration..........              6.0             13.9
Ground rent and air rights.................              2.3              2.4
                                                  -------------      -----------
                                                        49.6%            57.4%


Interest expense increased by $0.2 million, or 6.5% to $3.7 million for the three months ended September 30, 1997 as compared to $3.5 million for the three months ended September 30, 1996 due to an increase in average outstanding debt balances.

Equity in joint ventures decreased slightly by $0.1 million for the three months ended September 30, 1997 due primarily to higher interest expense as a result of higher interest rates on the debt of the DRA Joint Venture properties, offset by increased rental income of the DRA Joint Venture properties.

Net loss decreased by $0.2 million to net loss of $2.2 million for the three months ended September 30, 1997 as compared to net loss of $2.4 million primarily due to the effect of the above explanations.

Comparison of the Nine Months Ended September 30, 1997 to the Nine Months Ended September 30, 1996

Total revenues for the nine months ended September 30, 1997 decreased by $0.2 million, or 1.1%, to $20.7 million as compared to $20.9 million for nine months ended September 30, 1996. Rental income increased by $0.7 million, or 3.7%, to $19.8 million as compared to $19.1 million for the nine months ended September 30, 1996 due to (i) the purchase of 5750 Major Boulevard in October 1996 which increased rental income by $0.3 million and (ii) increased rental rates from new leases at the Tower 45, Maitland Forum and Maitland Center Parkway Properties.

Management fee income decreased $0.6 million to $0.3 million for the nine months ended September 30, 1997 as compared to $0.9 million for the nine months ended September 30, 1996 due to the fact that management fee income for the period from January 1, 1997 through September 30, 1997 is recorded by the Management Company. Construction, leasing, and other fees relating to one office and seven retail properties as well as the DRA Joint Ventures and 2800 North Central Property for the nine months ended September 30, 1997 decreased by $0.3 million as compared to the nine months ended September 30, 1996, for the same reason.

Total expenses for the nine months ended September 30, 1997 decreased by $0.2 million, or 0.7%, to $26.3 million as compared to $26.5 million for the nine months ended September 30, 1996. Expenses excluding interest and depreciation and amortization decreased by $0.5 million, or 5%, from $10.8 million for the nine months ended September 30, 1996 to $10.3 million for the nine months ended September 30, 1997. Expenses excluding interest and depreciation and amortization, as a percentage of total revenues, decreased from 51.7% for the nine months ended September 30, 1996 to 49.7% for the nine months ended September 30, 1997 due to decreases in general and administrative costs. Management believes that expenses as a percentage of revenues will decrease for the remainder of 1997. Each component of expenses excluding interest and depreciation and amortization changed as a percentage of total revenues as follows:


                                                                                          Nine Months
                                                                                             Ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                      1997            1996
                                                                                 ----------      -----------

Property operating and maintenance............................................          20.3%           20.1%
Real estate taxes.............................................................          16.9            16.9
General office and administration.............................................          10.3            12.6
Ground rent and air rights....................................................           2.2             2.1
                                                                                 ------------      -----------
                                                                                        49.7%           51.7%

Interest expense increased by $0.1 million, or 0.9%, to $10.8 million for the nine months ended September 30, 1997 as compared to $10.7 million for the nine months ended September 30, 1996 due to a increase in average outstanding debt balances.

Equity in joint ventures decreased slightly by $0.2 million to $0.1 million for the nine months ended September 30, 1997 as compared to $0.3 million for the nine months ended September 30, 1996 due primarily to higher interest expense due to higher interest rates on the debt of the DRA Joint Venture properties, offset by increased rental income of the DRA Joint Venture property.

Net loss decreased by $6.2 million, to net income of $0.9 million for the nine months ended September 30, 1997 as compared to net loss of $5.3 million primarily due to extraordinary gain on extinguishment of debt for one of the properties.

Pro Forma Operating Results

Nine Months Ended September 30, 1997

For the nine months ended September 30, 1997, pro forma net income would have been $12.6 million compared to a historical net loss before extraordinary item (gain on extinguishment of debt) of $5.3 million for the same period. The pro forma operating results for the nine months ended September 30, 1997 include rental revenues and property expenses (operating, maintenance, real estate taxes and depreciation) on a gross basis from the DRA Joint Ventures whereas the historical financial statements of Tower Predecessor include the equity in earnings of the DRA Joint Ventures. Likewise, pro forma operating results include the acquisition of the Century Plaza and 100 Wall Street properties, the results of which are not included in the historical statement of operations.

The decrease in the pro forma management, construction, leasing and other fees by $1.7 million primarily results from the Company's transfer of certain management contracts and predecessor management companies and personnel to the Management Company for the pro forma statement of operations. General and administrative expenses remained consistent as compared to the combined Company and Tower Predecessor.

Interest expense decreased $5.0 million, or 45%, in the pro forma statement of operations due to mortgage loans repaid concurrent with the Offering and lower interest rates on the $89.0 million Term Loan (including $35.0 million which has been assumed will be utilized to repay mortgage indebtedness relating to the Tower 45 Property). The Term Loan is expected to bear interest at a fixed rate equal to .9% in excess of seven-year United States Treasury Notes at the closing of the Offering. The seven-year Treasury note rate of 6.06% as of October 9, 1997 was used for the calculation of the interest rate in the pro forma results.



Liquidity and Capital Resources

Historically, property operations, long-term mortgage financing and partner equity contributions were the principal sources of capital used by the Tower Predecessor to acquire, renovate and develop office properties. In connection with the Formation Transactions, the Company issued notes to fund certain costs relating to the Offering and the formation of the Company. Upon consummation of the Offering and Formation Transactions, (i) holders of the notes converted the notes (the "MSAM Notes") into approximately 886,200 shares of restricted common stock, and purchased an additional $20.0 million of shares of restricted common stock in the Concurrent Private Placements and (ii) certain private investment funds sponsored by the Carlyle Group purchased $10.0 million of shares of restricted common stock in the Concurrent Private Placements. Proceeds from these transactions and the Offering were used to repay and modify the terms of certain indebtedness, to acquire debt, equity and fee interests in the Properties, reduce its total indebtedness to approximately $113.7 million (including its pro rata of joint venture debt), to acquire additional properties and establish working capital cash reserves. In the future, the Company intends to rely upon Funds from Operations and debt and equity financing as its sources of funding for developing, acquiring, and renovating properties. The Company expects that, after the Offering and related Formation Transactions, Funds from Operations will be significantly greater than it has been historically because of the repayment and modification of certain debt in connection with the Offering and the acquisitions of additional properties.

Mortgage Financing. Upon completion of the Offering, the Concurrent Private Placements, and the Formation Transactions and the application of the net proceeds therefrom, the Company reduced total consolidated indebtedness to approximately $113.7 million (including its pro rata share of joint venture debt), which will initially be collateralized by 10 of the Properties, with a weighted average interest rate of 7.14% (see the mortgage indebtedness table below). There will be a total of approximately $0.2 million of scheduled loan principal payments due during the year ending December 31, 1998. The mortgage indebtedness will represent approximately 19.1% of the Company's total market capitalization.

Mortgage Indebtedness. As of the consummation of the Offering, the Company had outstanding approximately $111.0 million of total consolidated mortgage indebtedness, and approximately $2.7 million of unconsolidated investment indebtedness, as follows:



                                                                                                                         Estimated
                               Principal             Interest              Annual Debt                Maturity           Balance at
Property(ies)                   Amount                 Rate                  Service                    Date              Maturity
                            ---------------          ---------           ----------------        -------------------  --------------
                            (in thousands)                                (in thousands)                              (in thousands)

Corporate Center Properties          21,000            7.55%                  $     1,586            January 1, 2006    $     17,926
Corporate Center Properties           1,000            8.37%                           84            January 1, 2006             843
2800 North Central                    2,658            9.41%                          250            May 31, 1999 (2)          2,658
  Property (1)............
Term Loan                            89,000    (3)     6.96%      (4)               6,194    (4)           (4)                83,741
                            ---------------          ---------           ----------------                             --------------

Total Weighted Average....  $       113,658            7.14%                  $     8,114                               $    105,168
                            ===============          =========           ================                             ==============


---------------------

(1) Represents the Company's share of joint venture debt relating to this Property, in which the Company holds a 10% unconsolidated equity interest. The lender holds a right to certain participation payments upon the occurrence of certain events, including sales, maturity, refinancing or other disposition of the underlying property.

(2) Subject to certain conditions, the borrower under this loan may extend the maturity date to May 31, 2000.

(3) At the consummation of the Offering, the principal balance of the Term Loan will be $54.0 million and will be secured by the One Orlando Center, 286 Madison Avenue, 290 Madison Avenue, and 292 Madison Avenue Properties. Separately, $35.0 million of mortgage indebtedness, that will not be repaid concurrent with the Offering, will be secured by the Tower 45 Property. It has been assumed for pro forma purposes that the indebtedness encumbering the Tower 45 Property will be repaid with an additional $35.0 million borrowing under the Term Loan, at which time the Tower 45 Property will secure the Term Loan and the three Madison Avenue Properties will become unencumbered.

(4) The Term Loan is expected to bear interest at a fixed rate equal to .9% in excess of seven-year United States Treasury Notes at the closing of the Offering. The seven-year Treasury note rate of 6.06% as of October 9, 1997 was used for the calculation of the interest rate in the table above. The Term Loan will mature seven years after the consummation of the Offering.


In addition, the Company has assumed a liability for deferred real estate taxes of $12.9 million which accrued from 1988 through 1995 relating to the Tower 45 Property. This deferred real estate tax liability is to be repaid commencing on July 1, 1998 in payments of approximately $1.3 million per year. Approximately $2.5 million is expected to be recovered from tenants and accordingly is recorded as a receivable which is also assumed by the Company.

The Line of Credit. The Company has entered into the $200 million Line of Credit, which will be used primarily to finance the acquisition of, and investment in, office properties, to refinance existing indebtedness, and for general working capital needs. The Line of Credit is unsecured and has a three year term.

The Company believes that the Offering, the Concurrent Private Placements, and the Formation Transactions will improve its financial performance through changes in its capital structure, principally the substantial reduction in its overall debt and its debt to equity ratio. The Company anticipates that distributions will be paid from cash available for distribution, which is expected to exceed cash historically available for distribution as a result of the reduction in debt service resulting from the repayment of indebtedness.

The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, deferred real estate taxes, and the distribution requirements to maintain the Company's REIT qualification under the Internal Revenue Code. The Properties require periodic investment of capital for tenant-related capital expenditures and for general capital improvements. For the year ending December 31, 1995 through December 31, 1996 and the nine months ended September 30, 1997, the Company's recurring tenant improvements and leasing commissions averaged $12.42 per square foot of leased space per year. The Company expects that the average annual costs of recurring tenant improvements and leasing commissions will be approximately $3.1 million based upon average annual square footage of leases which expire during the years ending December 31, 1997 through December 31, 2000 of 199,620 square feet. The Company expects the cost of general capital improvements to the Properties to average approximately $0.5 million annual based upon an estimate of $0.15 per square foot.


Funds from Operations and EBITDA

         The Company calculates Funds from Operations based upon guidance from the National Association of Real Estate Investment Trusts ("NAREIT"). Funds from Operations is defined as net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization on real estate, and after adjustments for unconsolidated partnerships and joint ventures.

         The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

         EBITDA is defined as operating income before mortgage and other interest, income taxes, depreciation and amortization. The Company believes EBITDA is also useful to investors as an indicator of the Company's ability to service debt or pay cash distributions. EBITDA, as calculated by the Company, may not be comparable to EBITDA reported by other REITs that do not define EBITDA exactly as the Company defines that term. EBITDA does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to operating income or net income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

         The Company's share (pro forma) and Tower Predecessor's (historical) Funds from Operations and EBITDA are as follows (in millions):


                                                 Nine Months Ended                             Nine Months Ended
                                                   September 30,                                 September 30,
                                     -----------------------------------------      ---------------------------------------
                                             Pro Forma           Historical            Pro Forma             Historical
                                               1997                 1997                  1996                  1996
                                         -----------------     ---------------      ----------------     ------------------

Funds from Operations...............     $        22.1         $             .4     $       20.3         $     0.3

EBITDA..............................     $        27.5         $           17.5     $       25.7         $   10.8


Funds from Operations and EBITDA for the nine months ended September 30, 1997 (pro forma) increased over Funds from Operations and EBITDA (historical) for the same time period by $15.3 million and $10.0 million, respectively. The increases are primarily attributable to the acquisition of the DRA Joint Ventures and the Century Plaza and 100 Wall Street Properties in connection with the Formation Transactions.

Funds from Operations and EBITDA (pro forma) for the nine months ended September 30, 1996 increased over Funds from Operations and EBITDA (historical) for the same period by $20.0 million and $14.9 million, respectively. The increases are primarily attributable to the acquisition of the DRA Joint Ventures and the Century Plaza and 100 Wall Street Properties in connection with the Formation Transactions.

Inflation

The Company's leases with the majority of its tenants require the tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenditures, which partially offsets the Company's exposure to increases in costs and operating expenses resulting from inflation.

Recently Issued Accounting Standards

During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), No. 129 "Disclosure of Information About Capital Structure" ("SFAS 129"), No. 130 "Reporting Comprehensive Income" ("SFAS 130"), and No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). All of these statements are effective for fiscal years beginning after December 15, 1997.

SFAS 128 specifies the computation, representation and disclosure requirements for earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure such as information about securities, liquidation preference of preferred stock and redeemable stock. SFAS 130 specifies the presentation and disclosure requirement for reporting comprehensive income which includes those items which have been formerly reported as a component of shareholders' equity. SFAS 131 establishes the disclosure requirements for reporting segment information.

Management believes that, when adopted, SFAS 128, 129, 130 and 131 will not have a significant impact on the Company's results of operations or financial position.

                          PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings

As a result of its acquisition of the Properties, the Company will become a successor party-in-interest to certain legal proceedings arising in the ordinary course of the business of Tower Equities. The Company does not expect that these proceeding, in the aggregate, will have a material adverse effect on the Company.

Item 2.           Changes in Securities and Use of Proceeds


On October 9, 1996, the Company's registration statement on Form S-11 (Registration No. 333-33011) relating to the Offering was declared effective by the SEC. On October 16, 1997, the Company consummated an initial public offering of 13,817,250 shares of Common Stock (including the exercise of the underwriters' overallotment option) and effected concurrent private placements (the "Concurrent Private Placements") of 1,153,845 shares of Common Stock at a price of $26.00 per share and realized gross proceeds therefrom of $389.25 million. Concurrent with the consummation of the Offering, pursuant to the Concurrent Private Placements (i) certain private investment funds and separate accounts advised by Morgan Stanley Asset Management, Inc. (the "Morgan Stanley Investors") purchased $20 million in Common Stock and (ii) certain private investment funds sponsored by the Carlyle Group purchased $10 million in Common Stock, in each case, at the initial public offering price of $26.00 per share. In addition, in connection with the Formation Transactions, the Company canceled the outstanding balance under the MSAM Notes and issued to the Morgan Stanley Investors approximately 886,200 shares of restricted Common Stock in complete satisfaction of the MSAM Notes. These transactions were effected by the Company in reliance on exemptions from registration under Section 4(2)of the Securities Act of 1933, as amended.

The Representatives of the several Underwriters for the Offering in the United States and Canada were Merrill Lynch & Co., Legg Mason Wood Walker,
Incorporated, Morgan Stanley Dean Witter, Prudential Securities Incorporated, Smith Barney Inc., and NationsBanc Montgomery Securities, Inc. The Lead Managers of the several International Managers for the Offering outside of the United States and Canada were Merrill Lynch International, Legg Mason Wood Walker, Incorporated, Morgan Stanley Dean Witter, Prudential-Bache Securities., Smith Barney Inc., and NationsBanc Montgomery Securities, Inc. The net cash proceeds to the Company from the Offering and the Concurrent Private Placements, after deducting the estimated underwriting discount of $23.4 million and estimated expenses of the Offering of approximately $12.5 million, were approximately $353.35 million. Such net cash proceeds were contributed to the Operating Partnership in exchange, in part, for the Company's approximate 91.4% interest therein (which includes an 90.4% limited partner interest and a 1% general partner interest). The Operating Partnership used the proceeds received from the Company, the $54 million net cash proceeds from the Company's term loan facility (the "Term Loan") borrowed concurrent with the Offering and approximately $12.3 million of proceeds received in exchange from the MSAM Notes as follows: (i) approximately $247.5 million for repayment of certain indebtedness (including associated prepayment penalties) relating to the Properties and the partnerships that own the Properties (the "Property Partnerships"); (ii) approximately $114.5 million to acquire certain equity, debt and fee interests in the Properties;
(iii) approximately $2.4 million to pay for commitment fees and expenses relating to the Term Loan and the Company's unsecured Line of Credit; (iv) approximately $3.0 million to pay transfer taxes and other expenses associated with the acquisitions of the Properties; and (v) the remaining approximately $52.2 million for working capital and future property acquisitions. Pending application of cash proceeds, the Company has invested such portion of the net proceeds in interest-bearing accounts and short-term, interest-bearing securities, which are consistent with the Company's intention to qualify for taxation as a REIT. Pursuant to the Company's Line of Credit, the Company is prohibited from declaring or paying dividends in any fiscal quarter in excess of 95% of its Funds From Operations, except to the extent necessary to maintain its status as a REIT.



Item 6.           Exhibits and Reports on Form 8-K

  a)     Exhibits

         The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

  b)     Reports on Form 8-K:  None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TOWER REALTY TRUST, INC.
                                    (Registrant)


Date:    November 24, 1997           By: /s/ Lawrence H. Feldman
                                         ---------------------------
                                         Name:  Lawrence H. Feldman
                                         Title:  Chairman of the Board, Chief
                                                 Executive Officer and President




Date:    November 24, 1997            By: /s/ Thomas Woodward
                                          --------------------------
                                            Name:  Thomas Woodward
                                            Title:    Controller
                                                      (Chief Accounting Officer)

                                  Exhibit Index

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.




Exhibit No.                                             Description
-----------                                             -----------
3.1                   Amended and Restated Articles of Incorporation of the Company

3.2                   Amended and Restated By-Laws of the Company

4.1*                  Form of Common Stock Certificate for the Company

10.1*                 Form of Amendment and Restatement of Agreement of Limited
                      Partnership of Tower Realty Operating Partnership, L.P., by and among Tower Realty Trust, Inc., as general partner, Lawrence H. Feldman, as initial Limited Partner, and the
                      Persons set forth in Exhibit A thereto

10.2*                 Form of Exchange Rights Agreement

10.3*                 Form of Registration Rights Amendment

10.4*                 Form of Lock-up Agreement

10.5*                 Form of Tower Realty Trust, Inc. 1997 Incentive Plan

10.6*                 Form of Tower Realty Trust, Inc. Non-Employee Directors' Incentive Plan

10.7*                 Form of Employment Agreement between the Company and Lawrence H.

                      Feldman

10.8*                 Form of Employment Agreement between the Company and Robert L. Cox

10.9*                 Form of Employment Agreement between the Company and Joseph D.
                      Kasman

10.10*                Form of Indemnification Agreement between the Company and its executive officers and directors

10.11*                Purchase Agreement, dated as of March 31, 1997, among
                      Tower Realty Trust, Inc., Tower Realty Operating
                      Partnership, L.P. and each of the investors signatory
                      thereto, as amended by the Purchase Agreement Supplement
                      dated as of May 15, 1997, Purchase Agreement Supplement
                      No. 2, dated as of May 29, 1997, Purchase Agreement
                      Supplement No. 3, dated as of May 29, 1997, Purchase
                      Agreement Supplement No. 4, dated as of July 9, 1997,
                      Purchase Agreement Supplement No. 5, dated as of July 31,
                      1997

10.12*                Contribution Agreement (OP Units-CXX Mineola Limited Partnership) by
                      and among Tower Realty Operating Partnership, L.P. and Jeffrey Feldman

10.13*                Amendment to Contribution Agreement by and among Tower Realty
                      Operating Partnership, L.P. and Jeffrey Feldman


Exhibit No.                                             Description
-----------                                             -----------


10.14*                Second Amendment to Contribution Agreement by and between Tower
                      Realty Operating Partnership, L.P. and Jeffrey Feldman

10.15*                Contribution Agreement (Cash-Stellar Associates) by and among Tower
                      Realty Operating Partnership, L.P. and Laurie Jacoby

10.16*                First Amendment to Contribution Agreement by and between Tower Realty
                      Operating Partnership, L.P. and Laurie Jacoby

10.17*                Contribution Agreement (OP Units) by and among Tower Realty Operating
                      Partnership, L.P. and Bama Equities, Inc.

10.18*                Amendment to Contribution Agreement by and among Tower Realty
                      Operating Partnership, L.P. and Bama Equities, Inc.

10.19*                Second Amendment to Contribution Agreement by and between Tower
                      Realty Operating Partnership, L.P. and Bama Equities, Inc.

10.20*                Contribution Agreement (Cash-Stellar Associates) by and among Tower
                      Realty Operating Partnership, L.P. and Valerie Herts Kalnitzky

10.21*                First Amendment to Contribution Agreement by and between Tower Realty
                      Operating Partnership, L.P. and Valerie Hertz Kalnitzky

10.22*                Assignment Agreement by Charles M. Kotick, as nominee (CXX)

10.23*               Contribution Agreement by and between Tower Realty Operating
                      Partnership, L.P. and Allan B. Mendelsohn, as Chapter 7 Trustee of Edward
                      Feldman

10.24*                Option Agreement, dated as of July 28, 1997, by and between Tower Realty
                      Operating Partnership, L.P. and Dana II Associates Limited Partnership

10.25*                Option Agreement, dated July 28, 1997, by and between Tower Realty
                      Operating Partnership, L.P. and Tower 45 Ventures Limited Partnership

10.26*                Option Agreement, dated July 31, 1997, by and between Tower Realty
                      Operating Partnership, L.P. and Feldman Tower 45, Inc.

10.27*                Contribution Agreement between Maitland Property Investors, Limited and
                      Tower Realty Operating Partnership, L.P., dated as of August 4, 1997

10.28*                Non-Competition Agreement, dated as of August 4, 1997 among Tower
                      Realty Operating Partnership L.P., Properties Atlantic, Inc., Clifford Stein
                      and Reid Berman


                                       34


Exhibit No.                                             Description
-----------                                             -----------

10.29*                Assets Contribution Agreement, dated as of August 4, 1996, between Tower
                      Realty Operating Partnership, L.P., and Properties Atlantic, Inc., Clifford
                      Stein, and Reid Berman

10.30*                Option Agreement, dated as of July 28, 1997, by and between Tower Realty
                      Operating Partnership, L.P. and Stellar Associates

10.31*                Option Agreement, dated as of July 28, 1997, by and between Tower Realty
                      Operating Partnership, L.P. and Carlyle Industries, Inc.

10.32*                Option Agreement, dated as of July 31, 1997, by and between Tower Realty
                      Operating Partnership, L.P. and 120 West 45th Street Associates

10.33*                Option Agreement, dated as of July 29, 1997, by and between Tower Realty
                      Operating Partnership, L.P. and Richard Cooke, Craig Cooke and Brian
                      Cooke

10.34*                Option Agreement, dated as of July 28, 1997, by and between Tower Realty
                      Operating Partnership, L.P. and Charles B. Hickcox
10.35*                Option Agreement, dated as of July 31, 1997, by and between Tower Realty
                      Operating Partnership, L.P. and Hazama T-45

10.36*                Option Agreement, dated as of July 25, 1997, by and between Tower Realty
                      Operating Partnership, L.P. and Leo V. Berger

10.37*                Omnibus Option Agreement, dated as of July 31, 1997, by and between
                      Tower Realty Operating Partnership, L.P. and Shoen U.S.A. Inc.

10.38* Option Agreement, dated as of July 28, 1997, by and among Tower Realty Operating Partnership, L.P., Tower Equities
                      Management, Inc. and Tower Equities and Realty Corp., CXX
                      Mineola Management Corp., Forum Management and Realty
                      Corp., Madison 40/41 Management Corp., Tower 45 Asset
                      Management Corp. and SJP Realty Corp.

10.39*                Contribution Agreement by and between Reid Berman and Tower Realty
                      Operating Partnership, L.P. dated as of July 31, 1997

10.40*                Purchase Agreement by and among Tower Realty Operating Partnership,
                      L.P. and Anthony DiLeonardo dated as of July 31, 1997, as amended by
                      Amendment No. 1 to Anthony DiLeonardo Purchase Agreement, dated as of
                      September 18, 1997

10.41*                Purchase Agreement by and among Tower Realty Operating Partnership,
                      L.P. and Carmela Carrano dated as of July 31, 1997, as amended by
                      Amendment No. 1 to Carmela Carrano Purchase Agreement, dated as of
                      September 18, 1997

10.42*                Contribution Agreement by and between Richard Wisely and Tower Realty
                      Operating Partnership, L.P. dated as of July 31, 1997



Exhibit No.                                             Description
-----------                                             -----------

10.43*                Contribution Agreement by and between Lawrence Stein and Tower Realty
                      Operating Partnership, L.P. dated as of July 31, 1997

10.44*                Contribution Agreement by and between Lawrence H. Feldman and Tower
                      Realty Operating Partnership, L.P. dated as of July 31, 1997

10.45*                Contribution Agreement by and between Clifford L. Stein and Tower Realty
                      Operating Partnership, L.P. dated as of July 31, 1997

10.46*                Contribution Agreement by and between Robert Adams and Tower Realty
                      Operating Partnership, L.P. dated as of July 31, 1997

10.47*                Contribution Agreement by and between Eric Reimer and Tower Realty
                      Operating Partnership, L.P. dated as of July 31, 1997

10.48*                Contribution Agreement by and between Reuben Friedberg and Tower
                      Realty Operating Partnership, L.P. dated as of July 31, 1997

10.49*                Contribution Agreement by and between Joseph Kasman and Tower Realty
                      Operating Partnership, L.P. dated as of July 31, 1997

10.50*                Contribution Agreement by and between Robert Cox and Tower Realty
                      Operating Partnership, L.P. dated as of July 31, 1997

10.51*                Contribution Agreement, dated as of July 31, 1997, by and among Tower
                      Realty Operating Partnership, L.P. and Joseph Kasman

10.52*                Option Agreement, dated as of May 8, 1997, by and among Tower Realty
                      Operating Partnership, L.P. and Stanley B. Grey

10.53*                Option Agreement, dated as of May 8, 1997, by and among Tower Realty
                      Operating Partnership, L.P. and Michael C. Zerner

10.54*                Letter Agreement, dated as of July 28, 1997, between Tower
                      Realty Trust, Inc., Tower Realty Operating Partnership,
                      L.P., General Electric Capital Corporation, General
                      Electric Real Estate Equities, Inc., GENEL Company, Inc.
                      and GEBAM, Inc.

10.55*                Contribution Agreement by and among Tower Realty Trust, Inc., Tower
                      Realty Operating Partnership, L.P. and DRA Opportunity Fund

10.56*                Contribution Agreement by and among Tower Realty Trust, Inc., Tower
                      Realty Operating Partnership, L.P. and Office Invest Sub LLC

10.57*                Supplement and Amendment, dated as of September 11, 1997, to the
                      Contribution Agreement by and among Tower Realty Trust, Inc., Tower
                      Realty Operating Partnership, L.P. and Office Invest Sub LLC, as parties to the original Contribution Agreement, and Feldman MOT Portfolio Corp.,
                      Feldman FSA Corp., FSA Associates, L.P. and Lawrence H. Feldman


Exhibit No.                                             Description
-----------                                             -----------

10.58*                Purchase and Sale Agreement, dated as of March 31, 1997, by and between
                      Tower Equities and Realty Corp. and Tower Realty Operating Partnership,
                      L.P.

10.59*                Purchase and Sale Agreement, dated as of September 11,
                      1997, by and between 100 Wall LLC and Tower Realty
                      Operating Partnership, L.P.

10.60*                Mortgage Loan Commitment, dated as of October 4, 1997, by and between
                      Merrill Lynch Credit Corporation and one or more subsidiaries of Tower
                      Realty Operating Partnership, L.P.

10.61*                Form of Financial Advisory Fee Agreement by and between Merrill Lynch,
                      Pierce, Fenner & Smith Incorporated, Tower Realty Trust, Inc. and Tower
                      Realty Operating Partnership, L.P.

10.62*                Form of Supplemental Representations, Warranties and Indemnity
                      Agreement by and among Lawrence H. Feldman, Robert L. Cox, Joseph D.
                      Kasman, Eric S. Reimer, Reuben Friedberg and Tower Realty Operating
                      Partnership, L.P. and Tower Realty Trust, Inc.

10.63*                Line of Credit Commitment, dated as of October 4, 1997, by and between
                      Merrill Lynch Capital Corporation and Tower Realty Operating Partnership,
                      L.P. and Tower Realty Trust, Inc.

10.64*                Purchase and Sale Agreement, dated as of July 25, 1997, by and between
                      RSH Associates, Joel Wiener, and Lawrence H. Feldman

10.65* Option Agreement, dated as of July 31, 1997, by and between Tower Realty Operating Partnership, L.P. and
                      Carmela Carrano, as amended by Amendment No. 1 to Option
                      Agreement, dated as of September 18, 1997

10.66* Option Agreement, dated as of July 31, 1997, by and between Tower Realty Operating Partnership, L.P. and
                      Anthony DiLeonardo, as amended by Amendment No. 1 to
                      Option Agreement, dated as of September 18, 1997

10.67*                Option Agreement, dated as of September 27, 1997, by and between Orlando
                      Option Holding, L.L.C. and Tower Realty Operating Partnership. L.P.

10.68*                Assignment of Real Estate Agreement, dated as of September 24, 1997, by and between Tower Equities and Realty Corp. and Tower Realty Operating
                      Partnership, L.P.

10.69*                Third Amendment to Escrow Instructions and Addendum thereto and
                      Option Agreement, dated as of July 23, 1997, by and between Beardsley and
                      I-17, L.L.C and Deer Valley Towne Center L.L.C and Crystal, Inc.

10.70*                Phoenix Land Parcel Option Contract, dated as of September 12, 1997, by and between Crystal, Inc. and Tower Realty Operating Partnership, L.P.

10.71*                Form of Acquisition Advisory Fee Agreement



Exhibit No.                                             Description
-----------                                             -----------
10.72*                Stock Purchase Agreement, dated as of September 19, 1997, by and among
                      Tower Realty Trust, Inc. and Carlyle Realty Partners, L.P. Carlyle Realty
                      Qualified Partners, L.P., Carlyle Realty Partners Sunrise, L.P. and Carlyle
                      Realty Coinvestment, L.P.

27.1                  Financial Data Schedule

--------------------------------
*                     Incorporated herein by reference to the Company's Registration Statement on Form S-11, as amended
                      (File No. 333-33011).

