Form 10-Q/A
period 1997-09-30
TOWER REALTY TRUST INC
filed 1997-11-28
CIK 1037711

FORM 10-Q/A1

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

                            TOWER REALTY TRUST, INC.



       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                (dollars in thousands, except per share amounts)



                 Pro Forma Condensed Consolidated Balance Sheet
                               September 30, 1997
                                   (unaudited)


                                                                                 Pro Forma Adjustments
                                                                -------------------------------------------------------
                                                                                       The Offering
                                                                                           and
                                    The                                                 Concurrent
                                  Company        Predecessor         Acquisition         Private              Other            Pro
                                Historical       Historical          Properties         Placement          Adjustments        Forma
                            -------------     -------------       -------------     --------------      -------------     ----------
ASSETS
                            -------------     -------------       -------------     --------------      -------------     ----------

Real estate, net                              $     128,077       $     326,595                                           $  454,672
Deferred charges, net       $      11,200            11,779                         $       11,200      $      1,274          13,053
Receivables, net                      190             4,343                                                   (1,333)          3,200
Unbilled rent receivable                             14,230                                                  (14,230)
Escrowed funds                                          765                                                     (765)
Cash and cash equivalents              66             4,947            (398,179)           364,598            79,742          51,174
Investments in joint ventures         188             4,725               2,098                               (4,725)          2,286
Other assets                                          2,648               3,120                               (2,648)          3,120
                            -------------     -------------       -------------     --------------      -------------     ----------

   Total assets             $      11,644 $         171,514       $     (66,366)    $      353,398 $          57,315      $  527,505
                            =============     =============       =============     ==============      =============     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Debt on real estate         $      12,299 $         194,638       $    (150,354)                        $    54,417       $   11,000
Accounts payable and other
liabilities                           487            26,384                                                  (13,919)         12,952
Amounts due to (from) affiliates     (749)           10,723                                                   (9,974)
                            -------------     -------------       -------------                         -------------     ----------

Total liabilities                  12,037           231,745           (150,354)                               30,524         123,952
                            -------------     -------------       -------------                         -------------     ----------

Minority interest in Operating
Partnership                                                              8,580                                26,066          34,646
                                                                  -------------                         -------------     ----------

Shareholders' equity:
Preferred shares, 50,000,000
   shares authorized, none
   issued and outstanding
Common shares, $.01 par value,
   150,000,000 shares
   authorized; 1,000 shares
   issued and outstanding
   (historical) and 16,920,455
   shares issued and
   outstanding (pro forma)               1                                  10     $          150                 8              169
Additional paid-in capital                                              29,318            353,248           (14,134)         368,432
Owners' equity (deficit)              (394)          (60,231)           46,080                               14,851            (306)
                                -----------     -------------     -------------     --------------      -------------     ----------

   Total shareholders' equity
     deficit)                         (393)          (60,231)            75,408            353,398                725        368,907
                                -----------     -------------     -------------      -------------      -------------     ----------


   Total liabilities and        $   11,644    $      171,514      $    (66,366)     $     353,398 $           57,315  $      527,505
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

                            TOWER REALTY TRUST, INC.



       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                (dollars in thousands, except per share amounts)



            Pro Forma Condensed Consolidated Statements of Operations
                                   (unaudited)




                                                          Nine Months Ended
                                                            September 30,

                                                  ------------------------------
                                                       1997                 1996

                                                  ------------     -------------

Revenues:
   Rental income..............................    $     56,286     $      52,943

   Other revenues.............................             322              271
                                                  ------------     ------------

            Total revenues....................          56,608           53,214
                                                  ------------     ------------

Expenses:
   Property operating and maintenance.........          14,428           14,287
   Real estate taxes..........................           8,268            8,008
   General office and administration..........           2,956            2,574
   Interest expense...........................           6,029            6,029
   Depreciation and amortization..............          10,282            9,269
   Ground rent and air rights expense.........             449              449
                                                  ------------     ------------

            Total expenses....................          42,412           40,616
                                                  ------------     ------------

Equity in income of joint ventures............             288              245
                                                  ------------     ------------
Income before minority interest...............          14,484           12,843
Minority interest in Operating Partnership....           1,185            1,105
                                                  ------------     ------------

Net income                                        $     13,299      $    11,738

                                                  ============     ============

Net income per share                              $       0.79     $       0.69

                                                  ============     ============

Weighted average number of common shares
   outstanding                                          16,920           16,920
                                                  =============    ============

                                TOWER PREDECESSOR
                        CONDENSED COMBINED BALANCE SHEETS

                             (dollars in thousands)


                                                                           September 30,            December 31,
                                                                               1997                     1996
                                                                       ---------------------    ------------------
                                                                           (unaudited)

                              ASSETS

Real estate........................................................    $           172,969      $          169,619

   Less:  accumulated depreciation.................................                (44,892)                (40,555)
                                                                       -------------------      ------------------
                                                                                   128,077                 129,064
Deferred charges, net..............................................                 11,779                  11,636
Receivables, net of allowance for doubtful accounts of
   approximately $2,500 for all periods............................                  4,343                   2,776
Unbilled rent receivable...........................................                 14,230                  15,242
Escrowed funds.....................................................                    765                     413
Cash and cash equivalents..........................................                  4,947                   4,985
Investments in joint ventures......................................                  4,725                   5,316
Other assets.......................................................                  2,648                   3,555
                                                                       -------------------      ------------------

                   Total assets                                        $           171,514      $          172,987

                                                                       ===================      ==================

                  LIABILITIES AND OWNERS' DEFICIT

Real estate debt...................................................    $           194,638      $          202,892
Deferred real estate taxes.........................................                 12,951                  12,951
Accounts payable and other liabilities.............................                 13,433                  12,867
Amounts due to affiliates..........................................                 10,723                   6,147
                                                                       -------------------      ------------------

                   Total liabilities...............................                231,745                 234,857

Commitments and contingencies
Owners' deficit....................................................                (60,231)                (61,870)
                                                                       -------------------      ------------------

                   Total liabilities and owners' deficit               $           171,514      $           172,987
                                                                       ===================      ===================

     The accompanying notes are an integral part of these financial statements
 .

                                                 TOWER PREDECESSOR
                                    CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                    (unaudited)
                                               (dollars in thousands)



                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                      ------------------------------    ------------------------------
                                                            1997             1996           1997             1996
                                                      -------------    -------------    -------------    -------------
Revenues:
   Rental income...................................   $       6,992    $       5,637    $      20,513    $      19,103
   Management fees.................................              73              304              318              930
   Construction, leasing and  other fees...........              88              347              562              890
                                                      -------------    -------------    -------------    -------------
                   Total revenues..................           7,153            6,288           21,393           20,923
                                                      -------------    -------------    -------------    -------------

Expenses:
   Property operating and maintenance..............           1,506            1,417            4,209            4,198
   Real estate taxes...............................           1,162            1,168            3,493            3,528
   General office and administration...............             384              872            2,130             2639
   Interest expense................................           3,744            3,516           10,772           10,688
   Depreciation and amortization...................           1,761            1,612            5,255            4,996
   Ground rent and air rights expense..............             150              150              449              449
                                                      -------------    -------------    -------------    -------------
                   Total expenses..................           8,707            8,735           26,308           26,498
                                                      -------------    -------------    -------------    -------------

Equity in income of joint ventures.................              17               97               85              295
                                                      -------------    -------------    -------------    -------------

Loss before extraordinary gain on
   early extinguishment of debt....................          (1,537)         (2,350)          (4,830)          (5,280)

Extraordinary gain on early extinguishment
   of debt.........................................                                             6,475
                                                      -------------    -------------    -------------    -------------

Net (loss) income..................................   $      (1,537)   $     (2,350)    $       1,645    $     (5,280)
                                                      =============    =============    =============    =============


    The accompanying notes are an integral part of these financial statements.

                                                 TOWER PREDECESSOR
                                    CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                                    (unaudited)
                                               (dollars in thousands)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                    -------------------------------------
                                                                                            1997                 1996
                                                                                    --------------    ---------------
Cash flow from operating activities:
   Net income (loss)............................................................    $        1,645    $       (5,280)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:..................................................................
      Depreciation and amortization.............................................             4,349             4,137
      Amortization of deferred financing costs..................................               906               859
      Equity in income of joint ventures, net of distributions..................                                  (2)
      Extraordinary gain on early extinguishment of debt........................            (6,475)
      Change in:................................................................
        Deferred charges........................................................            (1,049)             (406)
        Receivables.............................................................            (1,567)            2,163
        Unbilled rent receivable................................................             1,012               603
        Escrowed funds                                                                        (352)             (867)
        Other assets............................................................               907               840
        Deferred real estate taxes..............................................
        Accounts payable and other liabilities..................................               566              (384)
                                                                                    ---------------    --------------
            Net cash flow (used in) provided by operating activities............               (58)            1,663
                                                                                    ---------------    --------------

Cash flow from investing activities:............................................
   Improvements to real estate..................................................            (3,362)           (1,768)
   Distribution from joint ventures in excess of equity in income...............               591
   Proceeds from disposal of assets.............................................
                                                                                    ---------------    --------------
            Net cash flow used in investing activities..........................            (2,771)           (1,768)
                                                                                    ---------------    --------------

Cash flow from financing activities:............................................
   Partners' distributions, net.................................................                (6)             (788)
   Proceeds from real estate debt...............................................            15,581              2,094
   Repayment of real estate debt................................................           (17,360)            (2,700)
   Amounts due to affiliates....................................................             4,576                558
                                                                                    --------------    ---------------
            Net cash flow provided by (used in) financing activities............             2,791              (836)
                                                                                    --------------    ---------------

Net decrease in cash and cash equivalents.......................................               (38)             (941)

Cash and cash equivalents, beginning of periods...................................             4,985             5,208
                                                                                    ---------------    --------------

Cash and cash equivalents, end of periods                                             $        4,947     $       4,267
                                                                                    ===============    ==============

Supplemental cash flow information:
   Cash paid for interest.......................................................    $        9,753     $       9,977
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

Results of Operations

Comparison of the Three Months Ended September 30, 1997 to the Three Months Ended September 30, 1996

Total revenues for the three months ended September 30, 1997 increased by $0.9 million, or 14%, to $7.2 million as compared to $6.3 million for three months ended September 30, 1996. Rental income for the three months ended September 30, 1997 increased by $1.4 million, or 25%, to $7.0 million as compared to $5.6 million for the three months ended September 30, 1996 due to (i) the purchase of 5750 Major Boulevard in October 1996 which increased rental income by $0.1 million and (ii) increased rental rates from new leases at the Tower 45, Maitland Forum and Maitland Center Parkway Properties.

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

Total expenses remained constant for three months ended September 30, 1997 and 1996 at $8.7 million. Expenses excluding interest and depreciation and amortization decreased by $0.4 million or 13%, from $3.6 million for the three months ended September 30, 1996 to $3.2 million for the three months ended September 30, 1997. Expenses, excluding interest and depreciation and amortization, as a percentage of total revenues, decreased from 57.4% for the three months ended September 30, 1996 to 44.8% for the three months ended September 30, 1997 due primarily to decreases in general and administrative costs. Management believes that expenses as a percentage of revenues will decrease for the remainder of 1997. Each component of expenses excluding interest and depreciation and amortization changed as a percentage of total revenues as follows:


                                                        Three Months Ended
                                                          September 30,
                                                --------------------------------
                                                       1997              1996
                                                -------------      -------------

Property operating and maintenance.........             21.1%            22.5%
Real estate taxes..........................             16.2             18.6
General office and administration..........              5.4             13.9
Ground rent and air rights.................              2.1              2.4
                                                  -------------      -----------
                                                        44.8%            57.4%


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

Net loss decreased by $0.9 million to net loss of $1.5 million for the three months ended September 30, 1997 as compared to net loss of $2.4 million primarily due to the effect of the above explanations.

Comparison of the Nine Months Ended September 30, 1997 to the Nine Months Ended September 30, 1996

Total revenues for the nine months ended September 30, 1997 increased by $0.5 million, or 2.4%, to $21.4 million as compared to $20.9 million for nine months ended September 30, 1996. Rental income increased by $1.4 million, or 7.3%, to $20.5 million as compared to $19.1 million for the nine months ended September 30, 1996 due to (i) the purchase of 5750 Major Boulevard in October 1996 which increased rental income by $0.3 million and (ii) increased rental rates from new leases at the Tower 45, Maitland Forum and Maitland Center Parkway Properties.

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

Total expenses for the nine months ended September 30, 1997 decreased by $0.2 million, or 0.7%, to $26.3 million as compared to $26.5 million for the nine months ended September 30, 1996. Expenses excluding interest and depreciation and amortization decreased by $0.5 million, or 5%, from $10.8 million for the nine months ended September 30, 1996 to $10.3 million for the nine months ended September 30, 1997. Expenses excluding interest and depreciation and amortization, as a percentage of total revenues, decreased from 51.7% for the nine months ended September 30, 1996 to 48.0% for the nine months ended September 30, 1997 due primarily to decreases in general and administrative costs. Management believes that expenses as a percentage of revenues will decrease for the remainder of 1997. Each component of expenses excluding interest and depreciation and amortization changed as a percentage of total revenues as follows:


                                                                                          Nine Months
                                                                                             Ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                      1997            1996
                                                                                 ----------      -----------

Property operating and maintenance............................................          19.6%           20.1%
Real estate taxes.............................................................          16.3            16.9
General office and administration.............................................          10.0            12.6
Ground rent and air rights....................................................           2.1             2.1
                                                                                 ------------      -----------
                                                                                        48.0%           51.7%

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

Net loss decreased by $6.9 million, to net income of $1.6 million for the nine months ended September 30, 1997 as compared to net loss of $5.3 million primarily due to extraordinary gain on extinguishment of debt for one of the properties.

Pro Forma Operating Results

Nine Months Ended September 30, 1997

For the nine months ended September 30, 1997, pro forma net income would have been $13.3 million compared to a historical net loss before extraordinary item (gain on extinguishment of debt) of $4.8 million for the same period. The pro forma operating results for the nine months ended September 30, 1997 include rental revenues and property expenses (operating, maintenance, real estate taxes and depreciation) on a gross basis from the DRA Joint Ventures whereas the historical financial statements of Tower Predecessor include the equity in earnings of the DRA Joint Ventures. Likewise, pro forma operating results include the acquisition of the Century Plaza and 100 Wall Street properties, the results of which are not included in the historical statement of operations.

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

The Company's share (pro forma) and Tower Predecessor's (historical) Funds from Operations and EBITDA are as follows (in millions):





                                                 Nine Months Ended                             Nine Months Ended
                                                   September 30,                                 September 30,
                                     -----------------------------------------      ---------------------------------------
                                             Pro Forma           Historical            Pro Forma             Historical
                                               1997                 1997                  1996                  1996
                                         -----------------     ---------------      ----------------     ------------------

Funds from Operations...............     $        22.8         $            1.1     $       20.3         $     0.3

EBITDA..............................     $        28.2         $           18.2     $       25.7         $    10.8


Funds from Operations and EBITDA for the nine months ended September 30, 1997 (pro forma) increased over Funds from Operations and EBITDA (historical) for the same time period by $21.7 million and $10.0 million, respectively. The increases are primarily attributable to the acquisition of the DRA Joint Ventures and the Century Plaza and 100 Wall Street Properties in connection with the Formation Transactions.

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


                                    TOWER REALTY TRUST, INC.
                                    (Registrant)


Date:    November 28, 1997           By: /s/ Lawrence H. Feldman
                                         ---------------------------
                                         Name:  Lawrence H. Feldman
                                         Title:  Chairman of the Board, Chief
                                                 Executive Officer and President




Date:    November 28, 1997            By: /s/ Thomas Woodward
                                          --------------------------
                                            Name:  Thomas Woodward
                                            Title:    Controller
                                                      (Chief Accounting Officer)

                                  Exhibit Index

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.




Exhibit No.                                             Description
-----------                                             -----------
3.1*                  Amended and Restated Articles of Incorporation of the Company

3.2*                  Amended and Restated By-Laws of the Company

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


                                       35


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

27.1                  Financial Data Schedule, amended

--------------------------------
*                     Previously filed with the Company's Quarterly Report on Form 10-Q, dated November 24, 1997.


