Form 10-K405
period 1997-12-31
TOWER REALTY TRUST INC
filed 1998-03-31
CIK 1037711

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________

             COMMISSION FILE NUMBER 1-13375

                            TOWER REALTY TRUST, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       Maryland                                     13-3938558
------------------------------------------------ ------------------------------------------------
         State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization                         Identification No.)

 292 Madison Ave, 3rd Floor, New York, New York                       10017
------------------------------------------------ ------------------------------------------------
    (Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code (212) 448-1864

             -------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class          Name of each exchange on which registered
        -------------------          -----------------------------------------
  Common Stock, par value $.01 per          New York Stock Exchange
               share

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                   ----------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicates by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting shares held by non-affiliates of the registrant, as of March 25, 1998 was approximately $402,027,610 million.

     The number of common shares, $.01 par value, outstanding was 16,920,455 as of March 25, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Proxy Statement for 1998 Annual Meeting of Stockholders -- Part III

================================================================================

                              CAUTIONARY STATEMENT

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS MAY BE MATERIALLY DIFFERENT FROM ANY FUTURE PERFORMANCE ANTICIPATED HEREIN. EACH FORWARD-LOOKING STATEMENT THAT THE COMPANY BELIEVES IS MATERIAL IS ACCOMPANIED BY A CAUTIONARY STATEMENT OR STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENT. IN THE CONTEXT OF FORWARD-LOOKING INFORMATION PROVIDED IN THIS ANNUAL REPORT ON FORM 10-K AND IN OTHER REPORTS, PLEASE REFER TO THE DISCUSSION OF RISK FACTORS DETAILED IN, AS WELL AS THE OTHER INFORMATION CONTAINED IN, THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION DURING THE PAST 12 MONTHS.

                                     PART I

ITEM 1.  BUSINESS.

Background and Formation Transactions

     Tower Realty Trust, Inc., a Maryland corporation (collectively with its subsidiaries, the "Company") was organized in March 1997 and was formed to continue and expand the commercial real estate business of Tower Equities & Realty Corp. (collectively, with its predecessor entities and affiliates, "Tower Equities"). The Company operates as a fully integrated, self-administered, and self-managed real estate company and operates in a manner with the expectation of qualifying as a real estate investment trust ("REIT") for federal income tax purposes.

     Through its controlling interest in Tower Realty Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), the Company is engaged in developing, acquiring, owning, renovating, managing and leasing office properties primarily in the Manhattan, Phoenix/Tucson and Orlando markets. As of December 31, 1997, the Company's portfolio of properties included 22 office buildings (collectively, the "Properties") encompassing approximately
4.0 million rentable square feet. The Company also owns or has an option to acquire four parcels of land adjacent to four of the Properties (the "Development Parcels") which can support 2.2 million rentable square feet of development.

     On October 16, 1997, the Company consummated an initial public offering (the "Offering") of 13,817,250 shares of common stock, par value $0.01 per share (the "Common Stock") (including the exercise of the underwriters' over-allotment option of 1,802,250 shares) at a price of $26.00 per share (the "Offering Price"), and effected concurrent private placements (the "Concurrent Private Placements") of 1,153,845 shares of Common Stock to certain private investment funds at the Offering Price and realized net proceeds therefrom of approximately $353.35 million. The net proceeds from the Offering were contributed to the Operating Partnership in exchange, in part, for the Company's approximate 91.4% interest therein (which includes a 90.4% limited partner interest and a 1% general partner interest). The Operating Partnership used the proceeds received from the Company, the $107.0 million net cash proceeds from the Company's term loan facility (the "Term Loan") borrowed concurrent with and subsequent to the Offering and approximately $12.3 million of proceeds received from Morgan Stanley Asset Management Inc. ("MSAM") from the conversion of convertible notes of the Company held by certain private investment funds and separate accounts advised by MSAM ("the MSAM Notes") into common stock, as follows: (i) approximately $281.0 million for repayment of certain indebtedness (including associated prepayment penalties) relating to the Properties and the partnerships that own the Properties (the "Property Partnerships"); (ii) approximately $137.0 million to acquire certain equity, debt and fee interests in the Properties;
(iii) approximately $3.1 million to pay for commitment fees and expenses relating to the Term Loan and the Company's $200.0 million unsecured line of credit (the "Line of Credit"); (iv) approximately $3.0 million to pay transfer taxes and other expenses associated with the acquisitions of the Properties; and
(v) the remaining approximately $48.6 million for working capital.

Formation Transactions

     The principal transactions made in connection with the formation of the Company and the acquisition of the Properties (the "Formation Transactions") included the following:

     - The Company has acquired, directly or indirectly, a 100% interest in each of the Company's initial 21 properties and a 10% interest in the 2800 North Central Property (the "Initial Properties")and the ground lease encumbering the Maitland Forum Property for an aggregate of 1,128,160 shares of restricted Common Stock, 1,583,640 units of limited partnership interest in the Operating Partnership (the "OP Units"), approximately $118.7 million in cash, and the assumption of approximately $244.6 million in mortgage indebtedness and approximately $13 million of non-interest-bearing deferred tax liabilities payable over 10 years (which have been discounted as of the date of the Offering to approximately $9.8 million as described in the Company's financial statements included herein) as follows:

        - The Operating Partnership acquired directly or indirectly from certain officers and directors of the Company interests in each of the Initial Properties (including an interest in the Maitland Forum ground lease), two parcels of land adjacent to two of the Initial Properties which can support 370,000 square feet of development, and substantially all the assets of the Tower Equities and another management company (Properties Atlantic, Inc.) in exchange for 1,509,490 OP Units; and

        - The Company acquired from certain third parties, directly or indirectly, debt, equity and fee interests in the Initial Properties (including an interest in the Maitland Forum ground lease) in exchange for 1,128,160 shares of restricted Common Stock, 74,150 OP Units and $118.7 million in cash.

     - The Operating Partnership entered into the $107.0 million seven-year Term Loan with Merrill Lynch Credit Corporation and borrowed approximately $54.0 million under such facility at the closing of the Offering. Subsequent to the Offering, The Company borrowed an additional approximately $53.0 million under the Term Loan, the proceeds of which were used to repay certain indebtedness encumbering one of the Initial Properties and for working capital purposes.

     - The Operating Partnership utilized $246.5 million of the net proceeds of the Offering, the Concurrent Private Placements and the $54.0 million initial draw on the Term Loan to repay mortgage indebtedness (including $1.9 million of prepayment penalties) encumbering the Initial Properties and the Property Partnerships concurrent with the closing of the Offering.

     - The Tower Equities and Properties Atlantic, Inc. management and leasing companies (that were owned entirely by certain officers of the Company) have contributed substantially all of the assets of such companies to the Operating Partnership and the Operating Partnership, in turn, recontributed such assets to Tower Equities Management, Inc., a Delaware corporation (the "Management Company") in exchange for 100% of the non-voting common stock and 5% of the voting common stock in the Management Company (which collectively is entitled to receive approximately 95% of the dividends). This structure is designed to assist the Company in maintaining its status as a REIT.

     - The Company issued 886,200 shares of restricted Common Stock in exchange for the cancellation of indebtedness outstanding under the MSAM Notes.

     - The Management Company and certain entities that held interests in certain retail properties controlled directly or indirectly by Tower Equities (the "Excluded Properties") entered into management agreements with respect to each of the Excluded Properties. Four of the Excluded Properties are controlled by certain officers and directors and have non-cancellable management contracts (except upon a sale of such property). The remaining three properties are under management contracts which may be terminated upon payment of two years of management fees or upon a sale of such property. In consideration for the services to be provided under the management agreements, the Management Company is entitled to receive market rate property and construction management fees, as well as applicable leasing commissions.

     - The Operating Partnership acquired, at no cost, an option to acquire from an unaffiliated third party for approximately $10.3 million (exclusive of certain closing costs) approximately 43 acres of undeveloped land in Phoenix that can support 1.0 million square feet of office development. This option was exercised by the Company in November 1997. In addition, the Operating Partnership acquired from certain officers and directors for no additional consideration an option to acquire for approximately $3.8 million (approximately $4.75 per buildable square foot) (75% of the appraised value of the land as of May 9, 1997) approximately 3.6 acres of land adjacent to the Company's One Orlando Center Property that can support approximately 800,000 square feet of development.

     - The Company has established the three-year $200.0 million unsecured revolving Line of Credit which will continue to be used primarily to finance the acquisition of, and investment in, office properties, to refinance existing indebtedness, and for general working capital needs.

     - The Company has paid to an affiliate of The Carlyle Group, a Washington, D.C. based merchant banking firm ("Carlyle"), $925,000 in consideration of obtaining the consent to transfer certain interests in the 2800 North Central Avenue Property ("2800 North Central") to the Company.

     - As part of the Formation Transactions, the Company acquired certain interests in the Property Partnerships from certain officers and directors and certain third parties. Certain of the interests in three of the Property Partnerships were acquired from Edward Feldman, the father of Lawrence H. Feldman, Chairman of the Board, Chief Executive Officer and President of the Company, pursuant to a bankruptcy proceeding under Chapter 7 of United States Bankruptcy Code. In conjunction with the transfer of those interests to the Company, the Company entered into a court-approved settlement agreement whereby the Company has obtained a release of all potential claims of the bankruptcy trustee and any creditor of the bankruptcy estate relating directly or indirectly to the Company in exchange for a cash payment of $2.0 million. Accordingly, the Company believes that this bankruptcy proceeding will have no impact on Company operations.

Financial Information About Industry Segments

     The Company is involved in only one industry, namely real estate. Therefore, all of the financial statements contained herein relate to this industry segment.

Narrative Description of the Company

  Business and Growth Strategies

     The Company operates from its midtown Manhattan headquarters and its two full service regional offices in Orlando and Phoenix. The Company is a fully integrated real estate company with in-house expertise in acquisition, development, construction, property management and leasing. As of December 31, 1997, the 22 office buildings owned by the Company contain approximately 4.0 million square feet and had a weighted average occupancy rate of 95.32%. Substantially all of the Properties are located either in Manhattan, Orlando or Phoenix.

     The Company will continue its turnaround strategy of acquiring office properties at a significant discount to replacement cost that are attractively priced due to physical, leasing and/or operational deficiencies. Consistent with this strategy, the Company will seek to acquire office properties that present an attractive opportunity to create value and enhance cash flow through the Company's hands-on approach to property repositioning, including the implementation of property specific renovation programs for underperforming assets. The Company believes that the significant expertise of its management in property development, redevelopment, construction, management and leasing provides it with the expertise necessary to identify, acquire, upgrade, renovate and reposition underperforming office properties.

     The Company initially intends to focus its turnaround strategy in Manhattan because the Company believes that the current supply/demand fundamentals in that office market provide an attractive environment for owning office properties. Consistent with this strategy, the Company's first completed acquisition following the Offering was the purchase of an approximately 700,000 square foot office tower located at 810 Seventh Avenue in Midtown Manhattan.

     The Company will also pursue the strategic acquisition of office properties located in the Phoenix and Orlando markets that are consistent with its turnaround strategy, as well as the development of the Company's Development Parcels in those markets. The Company believes that these office markets generally have significant growth potential due to employment growth, declining vacancies and limited new construction activity.

  Recent Developments

     On December 31, 1997, the Company acquired the office property located at 810 Seventh Avenue ("810 Seventh Avenue") in New York City. The 42-story glass tower consists of approximately 700,000 square feet and includes office space and parking facilities. As of December 31, 1997, the building was 91% leased. The total cost of the building was approximately $150 million, including closing costs.

     On January 13, 1998, the Company acquired two two-story office properties located at 2444 Las Palmeritas Drive in Phoenix ("Blue Cross"), bringing the total number of properties in the Company's portfolio to 24. The two buildings combined contain approximately 126,000 square feet and, as of the date of acquisition, were 100% leased pursuant to a triple net lease to Blue Cross/Blue Shield of Arizona, Inc. The properties were acquired for approximately $16.9 million in cash.

     On December 31, 1997, the Company signed an agreement to acquire the office property located at 90 Broad Street in New York City ("90 Broad"). The 25-story building contains approximately 335,000 square feet and will be acquired for approximately $34.0 million in cash. The Company expects that the acquisition will be completed in the second quarter of 1998.

  Competition

     The Company may be competing with other owners and developers that have greater resources and more experience than the Company. Additionally, the number of competitive properties in any particular market in which the Company's Properties are located could have a material adverse effect on both the Company's ability to lease space at the Properties or any newly acquired property and on the rents charged at the Properties. The Company believes its major competitors are local real estate companies in its markets that specialize in the redevelopment and development of office buildings and (i) in the New York City office market; SL Green Realty Corp., (ii) in the Metropolitan Orlando office market; Highwoods Properties, Inc., and (iii) in the Metropolitan Phoenix office market; Prentiss Properties Trust and CarrAmerica Realty Corporation. The Company believes, however, that the Line of Credit and its access as a public company to the capital markets to raise funds during periods when conventional sources of financing may be unavailable or prohibitively expensive will provide the Company with substantial competitive advantages.

  Possible Environmental Liabilities

     Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the owner's ability to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. Certain environmental laws and common law principles could be used to impose liability for release of an exposure to hazardous substances, including asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances, including ACMs. As the owner of the Properties, the Company may be potentially liable for any such costs.

     The Company engaged an independent consulting firm to perform Phase I Environmental Site Assessments, or updates on Environmental Site Assessments performed within the last 12 months, on all of the Properties. The purpose of Phase I Environmental Site Assessments to identify potential sources of contamination for which the Company may be responsible and to assess the status of environmental regulatory compliance. For a number of the Properties, the Phase I Environmental Site Assessments reference prior Phase II Environmental Site Assessments obtained on such Properties. Phase II Environmental Site Assessments generally involve more invasive procedures than Phase I Environmental Site Assessments, such as soil sampling and testing or the installation and monitoring of groundwater wells. The Environmental Site Assessments have not revealed any environmental condition, liability or compliance concern that the Company believes would have a material adverse affect on the Company's business, assets or results of operations nor is the Company aware of any such condition, liability or concern.

  Insurance

     The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which the Company believes are adequate and appropriate under the circumstances. There are, however, certain types of losses that are not generally insured because they are either uninsurable or not economically feasible to insure. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in the Property, as well as the anticipated future revenues from the Property and, in the case of debt which is with recourse to the Company, would remain obligated for any mortgage debt or other financial obligations related to the property. Any such loss would adversely affect the Company. Moreover, the Company will generally be liable for any unsatisfied obligations other than non-recourse obligations. Company management believes that the Properties are adequately insured. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

  Employees

     As of December 31, 1997, the Company had approximately 75 full-time employees.

  Foreign Operations

     The Company does not engage in any foreign operations or derive revenues from foreign sources.

ITEM 2.  PROPERTIES.

     As of December 31, 1997, the Company owned or held interests in 22 office properties comprising approximately 4.0 million net rentable square feet. The Properties are wholly owned by the Company (through its subsidiaries), except 2800 North Central, which is owned by a joint venture in which the Company owns a 10% limited partnership interest. The Company also owns or has an option to acquire the Development Parcels, which can support 2.2 million of rentable square feet of development.

                                                                                                                     ANNUALIZED
                                                                                                                        NET
                                                                                           ANNUALIZED                EFFECTIVE
                                                                                              RENT      PERCENT OF    RENT PER
                                         YEAR BUILT/   RENTABLE                            PER LEASED   PORTFOLIO      LEASED
                               PERCENT    RENOVATED     SQUARE     PERCENT   ANNUALIZED      SQUARE     ANNUALIZED     SQUARE
MARKET/PROPERTY                 OWNED        (1)         FEET      LEASED      RENT(2)        FOOT         RENT       FOOT(3)
---------------                -------   -----------   ---------   -------   -----------   ----------   ----------   ----------
NEW YORK CITY MARKETS
MANHATTAN MARKETS
  Tower 45 (4)...............    100%       1989         443,114    97.70%   $20,319,701     $46.94        20.84%      $42.66
  286 Madison Avenue (5).....    100%       1918         111,999    97.00      2,634,133      24.25        27.00%       25.65
  290 Madison Avenue (5).....    100%       1950          38,512   100.00      1,080,197      28.05         1.11%       28.79
  292 Madison Avenue.........    100%     1920/86        186,901   100.00      5,335,308      28.55         5.47%       29.20
  100 Wall Street............    100%     1969/94        458,848    94.46     12,308,112      28.40        12.63%       30.03
  810 Seventh Avenue.........    100%     1970/90        692,023    91.00     19,194,301      30.42        19.69%       33.22
LONG ISLAND MARKET
  120 Mineola Boulevard......    100%     1984/92        100,810    91.20      2,748,280      29.89         2.82        27.14
                                                       ---------   ------    -----------     ------       ------       ------
  Market Subtotal/Weighted
    Average..................                          2,032,207    94.58%   $63,620,032     $33.55        65.26%      $34.34
                                                       ---------   ------    -----------     ------       ------       ------
METROPOLITAN ARIZONA MARKETS
METROPOLITAN PHOENIX MARKET
  Corporate Center Building
    10010-30.................    100%     1976/86        188,614   100.00%   $ 2,945,528      15.62         3.02%      $16.33
  Corporate Center Building
    10040....................    100%     1976/86         23,155    92.70        357,809      16.67         0.37%       16.67
  Corporate Center Building
    10050....................    100%     1976/86         42,398   100.00        705,690      16.64         0.72%       16.64
  Corporate Center Building
    10210....................    100%     1976/86         45,100   100.00        695,208      15.41         0.71%       15.41
  Corporate Center Building
    10220....................    100%     1976/86         24,128   100.00        410,644      17.02         0.42%       17.02
  Corporate Center Building
    9630 (6).................    100%     1976/86        130,164    97.38      2,305,897      18.19         2.37%       18.19
  2800 North Central (7).....     10%       1987         357,923    97.00      5,678,388      16.36         5.83%       16.07
  Century Plaza..............    100%     1974/90        219,769    90.20      2,819,820      14.22         2.89%       14.24
METROPOLITAN TUCSON MARKET
  5151 E. Broadway...........    100%    1975/89/96      246,486    85.70    $ 3,424,728     $16.21         3.51%      $17.84
                                                       ---------   ------    -----------     ------       ------       ------
  Market Subtotal/Weighted
    Average..................                          1,277,737    95.89%   $19,343,712     $16.12        19.84%      $16.46
                                                       ---------   ------    -----------     ------       ------       ------
METROPOLITAN ORLANDO MARKET
  One Orlando Center.........    100%       1989         357,184   100.00%     8,198,412      22.95         8.41%       24.96
  5750 Major Boulevard.......    100%     1973/97         82,815    86.30      1,225,284      17.14         1.26%       16.72
  Maitland Forum.............    100%     1985/96        266,060    99.10      4,237,248      16.07         4.35%       15.74
  Maitland West (8)..........    100%       1982          59,610   100.00        857,184      14.38         0.88%       13.04
                                                       ---------   ------    -----------     ------       ------       ------
  Market Subtotal/Weighted
    Average..................                            765,669    96.35    $14,518,128     $19.95        14.90%      $17.61
                                                       ---------   ------    -----------     ------       ------       ------
Consolidated Total/Weighted
  Average....................                          4,075,613    95.32%   $97,481,872     $25.09       100.00%      $22.80
                                 ===     ==========    =========   ======    ===========     ======       ======       ======

---------------
(1) Data does not include years in which tenant improvements were made to the Properties.

(2) Annualized Rent represents the annualized monthly Base Rent in effect plus estimated annualized monthly tenant pass-throughs of increases in operating and other expenses (but excluding electricity costs paid by tenants) under each lease executed as of December 31, 1997, or, if such monthly rent has been reduced by a rent concession, the monthly rent that would have been in effect at such date in the absence of such concession. Base Rent represents the fixed base rental amount paid by a tenant under the terms of the related lease Agreement, which amount generally does not include payments on account of real estate taxes, operating expense escalations and utility charges. Annualized Rent represents actual payments attributable to leases executed as of December 31, 1997 with adjustments for rent concessions as reflected above and normal year-end adjustments. The Company believes that Annualized Rent is helpful to investors as a measure of the revenues the Company could expect to receive from its leases. Annualized Rent should not be considered an alternative to Annualized Net Effective Rent as an indication of the financial performance of a lease nor is it indicative of the Company's ability to generate cash flow, including its ability to make cash distributions.

(3) Annualized Net Effective Rent per Leased Square Foot represents the Base Rent for the month of December 1997 under each lease executed as of December 31, 1997, presented on a straight-line basis in accordance with GAAP, taking into account the amortization of tenant improvement costs and leasing commissions, if any, paid or payable by the Company during such period, annualized.

(4) During the first quarter of 1998 leases have been signed for 100% of the rentable square feet with tenants scheduled to move in by the end of the first quarter of 1998.

(5) In 1996 the Company completed certain mechanical upgrades with respect to this Property.

(6) Includes two free-standing restaurants adjacent to the Property which account for, in the aggregate, 17,000 rentable square feet (100% of which is leased).

(7) Data are presented without proration on account of the Company's partial ownership interest. The Company's interest in the cash flow from this Property increases to up to 27.5% if certain performance criteria are achieved.

(8) Consists of three properties located at Maitland Center Parkway.

ITEM 3.  LEGAL PROCEEDINGS.

     As a result of the acquisition of the Properties, the Company has become a successor party-in interest to certain legal proceedings arising in the ordinary course of the business of Tower Equities and the other third-party predecessor entities. The Company does not expect that these proceedings, in the aggregate, will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stock holders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     The Company's Common Shares commenced trading on The New York Stock Exchange ("NYSE") on October 16, 1997 under the symbol "TOW." The following table sets forth the high and low sale prices for the Common Shares as traded from October 16, 1997 through December 31, 1997.

                                                             HIGH      LOW
                                                            ------    ------
October 16, 1997 through December 31, 1997................  26 3/16   23 1/4

Shareholder Information

     At March 25, 1998, the Company had approximately 50 holders of record and approximately 5,155 beneficial owners of its Common Shares. In addition, the OP Units (which are redeemable for Common Shares subject to certain limitations) were held by 25 entities and or persons.

Dividend Information

     The Company has adopted a policy of paying regular quarterly distributions on its Common Shares and OP Units and cash distributions have been paid on the Company's Common Shares and OP Units with respect to the period since its inception. The following table sets forth information regarding the declaration and payment of distributions by the Company since its commencement of operations on October 16, 1997.

                                           DISTRIBUTION    DISTRIBUTION         PER SHARE
PERIOD WHICH DISTRIBUTION RELATES          RECORD DATE     PAYMENT DATE    DISTRIBUTION AMOUNT
---------------------------------          ------------    ------------    -------------------
October 16, 1997 -- December 31, 1997....    12/31/97        1/15/98            $.3536(1)

---------------
(1) Represents the pro rata portion (for the period from October 16, 1997 (date of Offering) through December 31, 1997) of a quarterly distribution of $.4225 per share.

     Approximately 84.53% of the foregoing distribution represents a return of capital in 1997. In order to maintain its qualification as a REIT, the Company must make annual distributions to its shareholders of at least 95% of its taxable income (which does not include net capital gains). Under certain circumstances the Company may be required to make distributions in excess of cash available for distribution in order to meet such REIT distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for federal income tax purposes.

     The Company declared a cash distribution for the fourth quarter of 1997 in the amount of $.3536 per share, which was paid on January 15, 1998 to holders of record on December 31, 1997. This distribution represents a pro rata portion of the Company's regular quarterly distribution of $.4225 per share ($1.69 per share on an annual basis). The Company currently anticipates that it will maintain at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from its current expectations. Future distributions, if any, paid by the Company will be at the discretion of the Board of Directors of the Company and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the internal revenue code and such other factors as the Board of Directors of the Company deem relevant.

Recent Sales of Unregistered Securities

     Concurrently with the consummation of the Offering and pursuant to the Formation Transactions, the Company issued (i) 1,153,845 shares of Common Stock in the Concurrent Private Placements, (ii) 886,200 shares of Common Stock in connection with the cancellation of the MSAM Notes, and (iii) 1,128,160 shares of Common Stock in connection with the acquisition of certain interests in the Initial Properties. In addition, Operating Partnership issued 1,583,640 OP Units to certain "accredited" investors (including certain officers and directors) in consideration for their contribution to the Operating Partnership of ownership interests in the Initial Properties. Subsequent to December 31, 1997, the Operating Partnership issued 129,032 OP Units as partial consideration in the acquisition of a certain management contract in connection with acquisition of the 810 Seventh Avenue property (the "810 Seventh Avenue Acquisition").

     The issuance of shares of Common Stock and OP Units pursuant to the Formation Transactions and the 810 Seventh Avenue Acquisition constitutes a private placement of securities which is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following sets forth selected financial and operating data for the Company on a pro forma and historical consolidated basis and for Tower Predecessor (as defined in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") on a historical combined basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The pro forma statement of operations and other data for the year ended December 31, 1997 include the historical results of the Company's operations from its commencement of operations on March 27, 1997 to December 31, 1997, and the historical results of Tower Predecessor's operations for the period of January 1, 1997 to October 15, 1997, adjusted to assume that the Offering and related Formation Transactions and the application of the net proceeds therefrom and the acquisition of properties had occurred as of January 1, 1997. The pro forma financial information is not necessarily indicative of what the financial position and results of operations of the Company would have been as of the dates and for the periods indicated, nor does it purport to represent or project the financial position and results of operations for future periods.

     Historical operating results of the Company and Tower Predecessor, including net income, may not be comparable to future operating results. In addition, the Company believes that the book value of the Properties, which reflects the historical cost of such real estate assets less accumulated depreciation, is not indicative of the fair value of the Properties.

                                                COMPANY                          TOWER PREDECESSOR HISTORICAL
                                        ------------------------    -------------------------------------------------------
                                                     HISTORICAL
                                                     MARCH 27,      JANUARY 1,
                                                       1997 -         1997 -               YEAR ENDED DECEMBER 31,
                                        PRO FORMA   DECEMBER 31     OCTOBER 15,   -----------------------------------------
                                          1997          1997           1997         1996       1995       1994       1993
                                        ---------   ------------    -----------   --------   --------   --------   --------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data:
  Rental income.......................  $ 92,677     $   16,409       $21,908     $ 26,138   $ 25,202   $ 25,994   $ 23,496
  Management fees.....................        --          1,090           318        1,261        961         82        221
  Construction, leasing and other
    income............................     1,430            861           576        1,335      1,041        320        604
                                        --------     ----------       -------     --------   --------   --------   --------
  Total revenues(1)...................    94,107         18,360        22,802       28,734     27,204     26,396     24,321
                                        --------     ----------       -------     --------   --------   --------   --------
  Property operating and maintenance
    expenses(1).......................    24,287          3,941         4,538        5,481      5,332      5,278      5,938
  Real estate taxes...................    14,110          2,266         3,792        4,722      4,571      3,971      4,409
  General and administrative..........     4,513          2,844         2,189        3,494      3,497      2,512      2,591
  Interest expense....................    15,709          2,369        11,725       15,511     15,150     12,751     12,756
  Depreciation and amortization.......    15,624          2,813         5,541        6,853      6,897      7,415      7,982
  Ground rent/air rights expense......       642            126           473          599        599        599        599
                                        --------     ----------       -------     --------   --------   --------   --------
    Total Expenses....................    74,885         14,359        28,258       36,660     36,046     32,526     34,275
                                        --------     ----------       -------     --------   --------   --------   --------
  Equity in joint venture and
    unconsolidated subsidiaries(1)....       454            353           134          461        193          1         --
                                        --------     ----------       -------     --------   --------   --------   --------
  Income (loss) before minority
    interest and extraordinary gain on
    early extinguishment of debt......    19,676          4,354        (5,322)      (7,465)    (8,649)    (6,129)    (9,954)
    Minority Interest(2)..............    (1,692)          (373)           --           --         --         --         --
                                        --------     ----------       -------     --------   --------   --------   --------
  Net income (loss) before
    extraordinary gain on early
    extinguishment of debt............    17,984          3,981        (5,322)      (7,465)    (8,649)    (6,129)    (9,954)
  Extraordinary gain on early
    extinguishment of debt............        --             --         6,475           --         --         --         --
                                        --------     ----------       -------     --------   --------   --------   --------
  Net income (loss)...................    17,984          3,981         1,153       (7,465)    (8,649)    (6,129)    (9,954)
                                        ========     ==========       =======     ========   ========   ========   ========
  Net income per common share (basic
    and dilutive).....................      1.06           0.24
  Weighted average number of shares
    outstanding.......................    16,920         16,920
  Effect of Dilutive Securities.......        --             --
  Weighted average number of shares
    outstanding.......................    16,920         16,920

                                                COMPANY                          TOWER PREDECESSOR HISTORICAL
                                        ------------------------    -------------------------------------------------------
                                                     HISTORICAL
                                                     MARCH 27,      JANUARY 1,
                                                       1997 -         1997 -               YEAR ENDED DECEMBER 31,
                                        PRO FORMA   DECEMBER 31     OCTOBER 15,   -----------------------------------------
                                          1997          1997           1997         1996       1995       1994       1993
                                        ---------   ------------    -----------   --------   --------   --------   --------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance Sheet Data (end of period):
  Real estate, net of accumulated
    depreciation......................        --     $  618,113            --     $129,064   $128,138   $132,904   $137,662
  Total assets........................        --        656,096            --      172,967    173,889    184,174    188,742
  Debt on real estate.................        --        228,990            --      202,892    199,962    202,454    204,853
  Total liabilities...................        --        259,759            --      234,857    230,977    235,343    236,211
  Minority interest in Operating
    Partnership.......................        --         33,920            --
  Shareholders' equity/Owners'
    deficit...........................        --        382,417            --      (61,870)   (57,088)   (51,169)   (47,469)
  Cash dividends declared per common
    share.............................        --           0.35            --
Other Data:
  EBITDA Available for Common
    Shares(3).........................  $ 45,360     $    7,975       $17,864     $ 15,496   $ 13,695   $ 13,834   $ 10,268
                                        ========     ==========       =======     ========   ========   ========   ========
  Funds from Operations Available for
    Common Shares(4)..................  $ 32,271     $    6,581       $   219     $    129   $ (1,449)  $  1,292   $ (1,972)
                                        ========     ==========       =======     ========   ========   ========   ========
  Cash flow from operating
    activities........................        --     $    6,526       $ 5,290     $    951   $  1,762   $  4,118   $     --
  Cash flow from investing
    activities........................        --     $ (540,188)      $(3,771)    $ (6,787)  $ (3,440)  $ (3,137)        --
  Cash flow from financing
    activities........................        --     $  535,008       $(1,785)    $  5,613   $    238   $     30   $     --
Property Data (end of period):
  Number of Properties................        22             22            --            7          6          6          3

---------------
(1) The Management Company's operations are combined with the property operations in the historical statements of Tower Predecessor for the years ended December 31, 1993 through 1996 and for the period from January 1, 1997 through March 26, 1997, and are accounted for under the equity method in the Company's historical and pro forma statements, therefore, the historical statements of Tower Predecessor include the Management Company's revenues and expenses on a gross basis in the respective income and expense line items for the years ended December 31, 1993 through 1996 and for the period from January 1, 1997 through March 26, 1997 and the historical and pro forma statements of the Company present the Management Company's net operations in the line item titled "Equity in joint venture and unconsolidated subsidiaries." The historical statements of the Company from March 27, 1997 through December 31, 1997 and the pro forma statements reflect the elimination of all revenues and expenses for management fees, construction, leasing and other services performed by the Company for its consolidated properties.

    Equity in joint venture and unconsolidated subsidiaries also includes the Company's 10% interest (subject to an increase to up to 27.5% if certain performance criteria are achieved) in the partnership owning 2800 North Central on a historical and pro forma basis, and Tower Predecessor's 18% interest in the partnerships (the "DRA Joint Ventures") that owned, prior to the Offering, the following Properties: 286 Madison Avenue, 290 Madison Avenue, 292 Madison Avenue, the six Corporate Center Properties, 5151 East Broadway and One Orland Center, which is accounted for on the equity method for all periods presented through October 15, 1997.

    On a pro forma basis, the Company owns 10% of 2800 North Central and 95% of the economic interest in the Management Company. On a historical basis, Tower Predecessor owned, at December 31, 1996, 3.8% of 2800 North Central and approximately 18% of the DRA Joint Ventures (which represents Lawrence
    H. Feldman's effective ownership interest).

(2) Represents an approximate 8.6% interest in the Operating Partnership which is owned by the minority interest holders on a historical and pro forma basis.

(3) EBITDA means operating income before mortgage and other interest, income taxes, depreciation and amortization. The Company believes EBITDA is useful to investors as an indicator of the Company's ability to service debt and pay cash distributions. EBITDA, as calculated by the Company, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as the Company defines that term, EBITDA does not represent cash generated from operating activities in accordance ]with GAAP, and should not be considered as an alternative to operating income or net income, determined in accordance with GAAP, as an indicator of performance or as an alternative to cash flows from operating activities, determined in accordance with GAAP, as an indicator of liquidity. The Company's EBITDA for the respective periods is calculated as follows:

                                                COMPANY                          TOWER PREDECESSOR HISTORICAL
                                        ------------------------    -------------------------------------------------------
                                                     HISTORICAL
                                                     MARCH 27,      JANUARY 1,
                                                       1997 -         1997 -               YEAR ENDED DECEMBER 31,
                                        PRO FORMA   DECEMBER 31     OCTOBER 15,   -----------------------------------------
                                          1997          1997           1997         1996       1995       1994       1993
                                        ---------   ------------    -----------   --------   --------   --------   --------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
EBITDA Net income (loss)..............  $ 17,984     $    3,981       $ 1,153     $ (7,465)  $ (8,649)  $ (6,129)  $ (9,954)
Add:
  Interest expense....................    15,709          2,369        11,725       15,511     15,150     12,751     12,756
  Real estate depreciation and
    amortization......................    15,624          2,813         5,541        6,853      6,897      7,415      7,982
  Real estate depreciation and
    amortization of unconsolidated
    joint ventures....................        50             33                        741        303          6         --
  Minority interest...................     1,692            373            --           --         --         --         --
Less:
  Interest income.....................    (1,430)          (843)         (555)        (144)        (6)      (209)      (516)
                                        --------     ----------       -------     --------   --------   --------   --------
EBITDA................................  $ 49,629     $    8,726       $17,864     $ 15,496   $ 13,695   $ 13,834   $ 10,268
                                        ========     ==========       =======     ========   ========   ========   ========
EBITDA Available for Common Shares....  $ 45,360     $    7,975
                                        ========     ==========

---------------
(4) The Company generally considers funds from operations an appropriate measure of liquidity of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. "Funds from Operations," as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (loss) (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company's Funds from Operations are not comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of Tower Predecessor and the Company, Funds from Operations should be considered in conjunction with net income
    (loss) as presented in the audited consolidated and combined financial statements and notes thereto of the Company and Tower Predecessor included elsewhere in this Form 10-K. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of the Company's performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of liquidity or ability to make distributions. The Company's and Tower Predecessor's Funds from Operations for the respective periods is calculated as follows:

                                                COMPANY                          TOWER PREDECESSOR HISTORICAL
                                        ------------------------    -------------------------------------------------------
                                                     HISTORICAL
                                                     MARCH 27,      JANUARY 1,
                                                       1997 -         1997 -               YEAR ENDED DECEMBER 31,
                                        PRO FORMA   DECEMBER 31     OCTOBER 15,   -----------------------------------------
                                          1997          1997           1997         1996       1995       1994       1993
                                        ---------   ------------    -----------   --------   --------   --------   --------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Funds from Operations Net income
  (loss)..............................  $ 17,984     $    3,981       $ 1,153     $ (7,465)  $ (8,649)  $ (6,129)  $ (9,954)
Add:
  Real estate depreciation and
    amortization......................    15,624          2,813         5,541        6,853      6,897      7,415      7,982
  Real estate depreciation and
    amortization of unconsolidated
    joint ventures....................        50             33            --          741        303          6         --
  Minority interest...................     1,692            373            --           --         --         --         --
Less:
  Gain on extinguishment of debt......        --             --        (6,475)          --         --         --         --
                                        --------     ----------       -------     --------   --------   --------   --------
Funds from Operations.................  $ 35,350     $    7,200       $   219     $    129   $ (1,449)  $  1,292   $ (1,972)
                                        ========     ==========       =======     ========   ========   ========   ========
Funds from Operations Available for
  Common Shares.......................  $ 32,271     $    6,581
                                        ========     ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following discussion should be read in conjunction with the "Selected Financial and Operating Data" and the historical consolidated and combined financial statements and related notes thereto for the Company and for Tower Predecessor (as defined below), respectively, appearing elsewhere in this Form 10-K. The following discussion is based primarily on the consolidated financial statements of the Company for the period subsequent to the Offering and on the combined financial statements of Tower Predecessor for the periods prior to the Offering. The combined financial statements include the assets, liabilities and operations of the Properties and predecessor management companies acquired by the Company in the Formation Transactions from entities controlled and managed by Tower Equities as follows (collectively known as "Tower Predecessor"): Tower 45, 120 Mineola Boulevard, Maitland Forum, and three Maitland Center Parkway Properties, 5750 Major Boulevard and the predecessor management companies, including Tower Equities and Realty Corp., CXX Mineola Management Corp., Forum Realty and Management Corp., and Tower Equities of Arizona L.L.C. In addition, Tower Predecessor includes interests in 2800 North Central and the Properties held by the DRA Joint Ventures, on the equity basis of accounting.

     Historical results set forth in the "Selected Financial and Operating Data," the combined financial statements of Tower Predecessor, and the consolidated financial statements of the Company should not be taken as an indication of future operations of the Company.

Overview

     The Company was organized in the State of Maryland on March 27, 1997. The Company operates in a manner so as to qualify as a REIT for federal income tax purposes. Upon consummation of the Company's Offering, the Company acquired a sole 1% general partner interest in the Operating Partnership, and a 90.4% limited partner interest in the Operating Partnership.

     The Company has been formed to continue and expand the commercial real estate business of Tower Equities, including developing, acquiring, owning, renovating, managing, and leasing office properties in the Manhattan, Phoenix, Tucson, and Orlando markets.

     On March 31, 1997 interests in certain partnerships, properties and limited liability companies were contributed to the Operating Partnership in exchange for OP Units in the Operating Partnership. Certain of these interests were owned by the Operating Partnership after consummation of the Offering. Simultaneously with such contribution of interests and through the date of the Offering, the Company issued $12.3 million of notes to certain investors advised by MSAM. The interest rate on the notes was 15% per annum, payable quarterly, in arrears. Upon completion of the Offering, all notes were converted into shares of Common Stock of the Company.

Results of Operations

     The Company operations include the management company operations from March 27, 1997 through December 31, 1997 and the property operations from October 16, 1997, the date of the closing of the Offering, through December 31, 1997. Tower Predecessor's operations included the management companies' operations from January 1, 1997 through March 26, 1997, at which time the Company was formed, and the operations of the Tower Predecessor properties from January 1, 1997 through October 15, 1997. Results of Operations of the Company and Tower Predecessor are not directly comparable between periods as a result of the effects of valuation of assets and liabilities recorded in accordance with Accounting Principles Board Opinion No. 16.

     The following table sets forth selected Statement of Operations data for the Company and Tower Predecessor for the periods indicated:

                                                                     TOWER                       TOWER
                                                  COMPANY         PREDECESSOR                 PREDECESSOR
                                                HISTORICAL         HISTORICAL                  HISTORICAL
                                              MARCH 27, 1997-   JANUARY 1, 1997-               YEAR ENDED
                                               DECEMBER 31,       OCTOBER 15,      COMBINED   DECEMBER 31,
                                                   1997               1997           1997         1996
                                              ---------------   ----------------   --------   ------------
Statement of Operations Data:
  Rental income.............................      $16,409           $21,908        $38,317      $26,138
  Management fees...........................        1,090               318          1,408        1,261
  Construction, leasing and other fees                861               576          1,437        1,335
                                                  -------           -------        -------      -------
     Total revenues.........................       18,360            22,802         41,162       28,734
  Expenses:
     Property operating and maintenance.....        3,941             4,538          8,479        5,481
     Real estate taxes......................        2,266             3,792          6,058        4,722
     General and administrative.............        2,844             2,189          5,033        3,494
     Interest expense.......................        2,369            11,725         14,094       15,511
     Depreciation and amortization..........        2,813             5,541          8,354        6,853
     Ground rent/air rights expense.........          126               473            599          599
                                                  -------           -------        -------      -------
     Total expenses.........................       14,359            28,258         42,617       36,660
  Equity in income of joint ventures........          353               134            487          461
Net income (loss) before extraordinary gain
  on early extinguishment of debt...........        4,354            (5,322)          (968)      (7,465)
Extraordinary gain on early extinguishment
  of debt...................................           --             6,475          6,475           --
                                                  -------           -------        -------      -------
Net income (loss)...........................        4,354             1,153          5,507       (7,465)
Less: minority interests....................         (373)               --           (373)          --
                                                  -------           -------        -------      -------
Net income (loss)...........................      $ 3,981           $ 1,153        $ 5,134      $(7,465)
                                                  =======           =======        =======      =======

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     Total revenues increased by $12.4 million, or 43.3%, to $41.2 million in 1997 as compared to $28.7 million in 1996. Rental income increased by $12.2 million, or 46.6%, to $38.3 million in 1997 as compared to $26.1 million in 1996 primarily due to (i) $6.3 million of rental income from the Properties held by the DRA Joint Ventures properties from October 16, 1997 through December 31, 1997 (these properties are reflected as an 18% investment on the equity method of accounting by Tower Predecessor) and (ii) the purchase of 100 Wall Street and Century Plaza at the time of the Offering and the related rental revenues from those properties from October 16, 1997 through December 31, 1997 of $3.2 million. The remaining increase in rental income can be attributed to an increase in base rent, primarily resulting from the effect of re-straightlining the lease payments over the remaining lease terms, as of October 16, 1997, of approximately $2 million, and other increases from properties which were owned by Tower Predecessor.

     Management fee income increased by $0.1 million, or 11.7%, to $1.4 million in 1997 as compared to $1.3 million in 1996. These fees are now reflected in the Management Company upon consummation of the Offering. Construction, leasing, and other fees relating to seven retail properties as well as the DRA Joint Ventures and 2800 North Central also increased by $0.1 million, or 7.6%, to $1.4 million in 1997 as compared to $1.3 million in 1996. These construction, leasing and other fees are earned by the Management Company upon consummation of the Offering. The Management Company and 2800 North Central are accounted for under the equity method in the Company's financial statements. Fees related to the DRA joint venture properties are now eliminated.

     Total expenses in 1997 increased by $6.0 million, or 16.3%, to $42.6 million as compared to $36.6 million in 1996. Expenses excluding interest and depreciation and amortization increased from $14.3 million in 1996 to $20.2 million in 1997 due to the inclusion of the Properties held by the DRA Joint Ventures subsequent to the Offering and the purchase of 100 Wall Street and Century Plaza. Expenses, excluding interest and depreciation and amortization as a percentage of total revenue decreased slightly from 49.8% in 1996 to 48.9% in 1997 reflecting economies realized through spreading fixed costs over larger total revenues. The components of expenses excluding interest and depreciation and amortization as a percentage of total revenue are as follows:

                                                              1997    1996
                                                              ----    ----
Property operating and maintenance..........................  20.6%   19.1%
Real estate taxes...........................................  14.7    16.4
General and administrative..................................  12.2    12.2
Ground rent and air rights..................................   1.5     2.1
                                                              ----    ----
                                                              49.0%   49.8%
                                                              ====    ====

     The increase in property operating and maintenance expenses as a percentage of revenue has been offset by a decrease in real estate taxes and ground rent and air rights. The increase in property operating and maintenance as a percentage of revenue is primarily attributed to the inclusion of certain DRA Properties located in Arizona, which have higher operating costs, subsequent to the Offering. The decrease in real estate taxes as a percentage of revenue is primarily due to the inclusion of 100 Wall Street, which has a lower real estate tax assessment as compared to the Company's other New York properties, and the decrease in ground rent and air rights, which are fixed costs, as a percentage of revenue, is due to the increase in the Company's revenue base.

     Interest expense decreased by $1.4 million to $14.1 million in 1997 as compared to $15.5 million in 1996 due to the repayment of debt with the proceeds of the Offering.

     Depreciation and amortization increased $1.5 million or 22.0% to $8.3 million in 1997 as compared to $6.8 million in 1996 due to depreciation of additional properties in 1997 as compared to 1996 (primarily subsequent to the Offering).

     Equity in joint ventures and unconsolidated subsidiaries remained relatively constant from year to year.

     Minority interest pertains to interests in certain partnerships, properties, and Properties Atlantic which were contributed to the Operating Partnership in exchange for OP Units. The percentage of minority interest for the period subsequent to the Offering through December 31, 1997 is approximately 8.6%.

     Net income increased by $12.6 million to $5.1 million in 1997 as compared to a net loss of $7.5 million in 1996, reflecting the reasons previously discussed and a $6.5 million extraordinary gain on the extinguishment of debt by Tower Predecessor.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     Total revenues increased by $1.5 million, or 5.6%, to $28.7 million in 1996 as compared to $27.2 million in 1995. Rental income increased by $0.9 million, or 3.7%, to $26.1 million in 1996 as compared to $25.2 million in 1995 due to the following: base rents increased $0.5 million, or 2.5%, to $19.9 million in 1996 as compared to $19.4 million in 1995, primarily due to (i) the resolution of a tenant dispute that reduced 1995 base rent by approximately $0.9 million,
(ii) the purchase of 5750 Major Boulevard in October 1996 which increased base rents by $0.1 million, and (iii) a decrease of approximately $0.4 million related to tenant turnover at Maitland Forum. Escalation income (primarily for common area maintenance and real estate taxes) remained constant from 1995 to 1996 at $5.4 million for each year. Miscellaneous rental revenues increased $0.5 million to $0.8 million in 1996 as compared to $0.3 million in 1995 due to early lease termination fees received from tenants.

     Management fee income increased $0.3 million, or 31.2%, to $1.3 million in 1996 as compared to $1.0 million in 1995 due to a full year of management fees in 1996 from the properties held by the DRA Joint Ventures versus a partial year of management fees in 1995. Construction, leasing, and other fees relating to one office and seven retail properties as well as the properties held by the DRA Joint Ventures and 2800 North Central Property increased $0.3 million, or 28.2%, to $1.3 million in 1996 as compared to $1.0 million in 1995. The increase is attributable to fees received from the properties held by the DRA Joint Ventures.

     Total expenses in 1996 increased by $0.6 million, or 1.7%, to $36.6 million as compared to $36.0 million in 1995. Expenses excluding interest and depreciation and amortization increased from $14.0 million in 1995 to $14.3 million in 1996 due to an increase in occupancy and the purchase of the 5750 Major Boulevard Property. Expenses, excluding interest, depreciation and amortization as a percentage of total revenue decreased from 51.5% in 1995 to 49.8% in 1996 reflecting economies realized through spreading fixed costs over larger total revenues. Each component of expenses excluding interest, depreciation and amortization decreased as a percentage of total revenue as follows:

                                                              1996    1995
                                                              ----    ----
Property operating and maintenance..........................  19.1%   19.6%
Real estate taxes...........................................  16.4    16.8
General office and administration...........................  12.2    12.9
Ground rent and air rights..................................   2.1     2.2
                                                              ----    ----
                                                              49.8%   51.5%
                                                              ====    ====

     Interest expense increased by $0.4 million, or 2.4%, to $15.5 million in 1996 as compared to $15.1 million in 1995 due to additional borrowings in 1996 of $1.5 million related to the three Maitland Center Parkway Properties, $2.4 million related to Maitland Forum and $2.5 million related to the purchase of 5750 Major Boulevard.

     Equity in joint ventures increased $0.3 million primarily due to a full year of ownership in 1996 of the DRA Joint Ventures versus a partial year of ownership in 1995.

     Net loss decreased by $1.2 million, or 13.7%, to $7.4 million in 1996 as compared to $8.6 million in 1995, primarily reflecting economies realized through the spreading of fixed costs over the larger total revenues as discussed previously.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 (PRO FORMA) TO THE YEAR ENDED DECEMBER 31, 1997 (HISTORICAL COMBINED)

     For the year ended December 31, 1997, pro forma net income is $17.9 million compared to a historical combined 1997 net loss of the Company and Tower Predecessor of ($1.3) million, before the extraordinary gain on extinguishment of debt of $6.5 million. The pro forma operating results for 1997 include rental revenues and property expenses (operating, maintenance, real estate taxes and depreciation) of the Properties held by the DRA Joint Ventures on a consolidated basis whereas the historical financial statements of Tower Predecessor include the DRA Joint Ventures on the equity method of accounting. Likewise, pro forma operating results include twelve months of operations for the Century Plaza and 100 Wall Street properties, the results of which are only included in the historical operations from October 16, 1997 through December 31, 1997, and twelve months of operations for 810 Seventh Avenue, the acquisition of which was completed on December 31, 1997 and therefore was not included in the historical operations of the Company.

     The decrease in the pro forma management fees, and construction, leasing and other fees of $.5 million primarily results from the Company's transfer, in connection with the offering, of certain management contracts and predecessor management companies and personnel to the Management Company, which is accounted for on the equity basis of accounting. General and administrative expenses in the pro forma results decreased by $.5 million as compared to the combined Company and Tower Predecessor. This decrease can be attributed to estimated reduction in certain costs (such as partnership accounting fees and reduction in salaries of certain officers) that are no longer required, offset by additional costs of operating as a public company.

     For the year ended December 31, 1997 as compared with the historical operations for the same period, interest expense decreased by $1.6 million, or 11.3%, in the pro forma statement of operations due to mortgage loans repaid concurrent with the Offering and lower interest rates on the remaining debt. The $100.0 million mortgage note on 810 Seventh Avenue, which bears interest at a variable interest rate equal to 1% in excess of the Treasury Rate during the period to and including the scheduled maturity date was included in the pro forma statements at 6.72%.

     The increase in minority interest in the pro forma 1997 results of operations as compared with the historical operations is due to the assumption for pro forma purposes that OP Units, not owned by the Company, were outstanding as of the beginning of the period, whereas such OP Units were only included in the determination of historical operations from the date of the Offering through December 31, 1997.

Liquidity and Capital Resources

     Cash and cash equivalents were $1.3 million and $5.0 million at December 31, 1997 and December 31, 1996, respectively. The decrease in cash and cash equivalents is primarily a result of cash flows used by investing activities related to the Offering and acquisition of real estate at and subsequent to the Offering. In addition the Company has $6.4 million in escrow funds, primarily for real estate taxes and mortgage interest costs. Of the total cash and cash equivalents and escrow funds of $7.7 million, $2.3 million is restricted as to use by contractual agreement. These funds are restricted for the payment of mortgage interest and real estate taxes.

     For the 1997 Company operations, cash flows from operating activities were $6.5 million. This is an increase of $5.6 million over operating cash flows of $.9 million for the period ending December 31, 1996. This increase is primarily attributed to an increase in net income of $12.5 million, due to the operations of the Properties acquired in conjunction with the Offering from October 16, 1997 through December 31, 1997, offset by a $6.5 million extraordinary gain on early extinguishment of debt.

     Cash flows used in investing activities for the Company's 1997 operations increased by $533.4 million from $6.8 million for the year ended December 31, 1996 to $540.2 million. The primary uses of cash included the acquisition of real estate, joint venture and deferred charges of $534.4 million in connection with the Formation Transactions. In addition, the Company expended an additional $1.1 million for improvements to real estate and $3.9 million for deposits on acquisition properties (Blue Cross and 90 Broad).

     Cash flows from financing activities for the Company's 1997 operations increased $529.4 million from $5.6 million at December 31, 1996 to $535.0 million at December 31, 1997. The most significant inflows of cash relate to the net proceeds from the Offering of $353.3 million, proceeds from real estate debt of $217.9 million, which includes $100.0 million for a mortgage note on 810 Seventh Avenue, approximately $107.0 million from the Term Loan, and approximately $12.3 million borrowed under the MSAM Notes, which were repaid with stock in conjunction with the Offering. In addition, the Company has declared a $.3536 per share or $6.5 million distribution payable as of December 31, 1997. This amount was paid on January 15, 1998.

     At December 31, 1997, the Company had total outstanding indebtedness of approximately $228.9 million (exclusive of the Company's 10% portion of the debt on 2800 North Central of $2.7 million at December 31,

1997) (the "Mortgage Debt"). The Mortgage Debt was collateralized by 9 of the Properties. The Mortgage Debt represents 35.5% of the Company's total market capitalization (based on the $24.625 closing price of the shares of Common Stock at December 31, 1997). The following table sets forth certain information regarding the Mortgage Debt at December 31, 1997:

                                 MORTGAGE DEBT

                                                PRINCIPAL    INTEREST
DESCRIPTION                                      AMOUNT        RATE          MATURITY
-----------                                     ---------    --------    ----------------
                                                         (DOLLARS IN THOUSANDS)
Term Loan.....................................  $107,000       6.82%     October 16, 2027
Corporate Center..............................    21,000       7.55%     January 1, 2006
Corporate Center..............................       990       8.37%     January 1, 2006
810 Seventh Avenue............................   100,000          *      June 30, 1998**
2800 North Central............................     2,696       9.41%       May 31, 1999

---------------
* 1% in excess of the Treasury Rate during the period to and including the scheduled maturity date or 6.72% as of December 31, 1997.

** The Company has the option to extend the maturity date to December 31, 1998.

     The Company expects to refinance the $100.0 million mortgage payable related to 810 Seventh Avenue with a fixed rate mortgage in the amount of approximately $75.0 million, payable at rates approximating 120 basis points over the 10-year treasury rate, together with a drawdown on the Company's Line of Credit in the amount of approximately $25.0 million which will be subject to an earn out for the Company's benefit over a six to nine month period subject to certain conditions.

     In addition to the above mortgage notes, the Company has obtained a Line of Credit with Merrill Lynch Capital Corporation. No amounts were outstanding on the Line of Credit as of December 31, 1997. In conjunction with the Line of Credit the Company must maintain certain financial ratios as follow:

          (i) Total outstanding indebtedness must not exceed 55% of Total Value (as defined in the Line of Credit Agreement) during the first year of the facility and must not exceed 50% thereafter

          (ii) Collateralized indebtedness must not exceed 40% of Total Value (as defined) during the first year of the facility and 35% thereafter

          (iii) Recourse Indebtedness can not exceed 5% of Total Value (as defined)

          (iv) Other financial covenants that must be met by the Company include interest expense and fixed charges to debt ratios, among others.

     At December 31, 1997, the Company has complied with the financial debt covenants.

     As a general policy the Company intends to maintain a debt policy limiting the Company's total consolidated indebtedness plus its pro rata share of joint venture debt to 50% of the Company's total market capitalization. As of December 31, 1997 the debt to total market capitalization, including the Company's 10% interest in the debt of 2800 North Central, was 36%.

     The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and deferred real estate taxes. The Properties require periodic investment of capital for tenant-related capital expenditures and for general capital improvements. In addition, the Company has adopted a policy of paying regular quarterly distributions on its common shares and OP Units to maintain the Company's REIT qualification under the Code. Based upon its cash and cash equivalents as of December 31, 1997, its expected cash flows from operations and the funds available under the Line of Credit, the Company expects to meet its cash requirements for the foreseeable future.

Funds from Operations

     The Company generally considers Funds from Operations an appropriate measure of liquidity of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. "Funds from Operations", as defined by the NAREIT, means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales (loss) of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of Tower Predecessor and the Company, Funds from Operations should be considered in conjunction with net income (loss), determined in accordance with GAAP, as presented in the audited consolidated and combined financial statements of the Company and Tower Predecessor, respectively, and notes thereto included elsewhere in the Form 10-K. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of the Company's performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of liquidity or ability to make distributions.

                                                                          TOWER PREDECESSOR HISTORICAL
                                                            COMPANY      -------------------------------
                                                           HISTORICAL
                                                           MARCH 27,     JANUARY 1,       YEAR ENDED
                                                 1997        1997 -        1997 -        DECEMBER 31,
                                               --------   DECEMBER 31,   OCTOBER 15,   -----------------
                                               COMBINED       1997          1997        1996      1995
                                               --------   ------------   -----------   -------   -------
                                               (DOLLARS IN THOUSANDS)        (DOLLARS IN THOUSANDS)
FUNDS FROM OPERATIONS
Net Income (loss)............................  $ 5,134       $3,981        $ 1,153     $(7,465)  $(8,649)
Add:
  Real estate depreciation and
     amortization............................    8,354        2,813          5,541       6,853     6,897
  Real estate depreciation and amortization
     of unconsolidated joint venture.........       33           33             --         741       303
  Minority interest(1).......................      373          373             --          --        --
Less:
  Gain on extinguishment of debt.............  $(6,475)          --         (6,475)         --        --
                                               -------       ------        -------     -------   -------
  Funds from Operations......................  $ 7,419       $7,200        $   219     $   129   $(1,449)
                                               =======       ======        =======     =======   =======

---------------
(1) Represents the minority interest applicable to the holders of OP Units.

     On a combined basis, Funds from Operations increased by $7.3 million for the year ended December 31, 1997 from the year ended December 31, 1996, and increased by $1.6 million for the year ended December 31, 1996 from the year ended December 31, 1995 as a result of the factors discussed in the analysis of operating results.

Inflation

     The Company's leases with the majority of its tenants require the tenants to pay most operating expenses, including insurance and real estate taxes, and increases in common area maintenance expenditures which partially offsets the Company's exposure to increases in costs and operating expenses resulting from inflation.

Year 2000

     The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs, or computer programs of the Company's vendors, suppliers, tenants, or lenders, that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, delays, or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activity.

     The Company is currently in the process of completing its assessment of the impact of the year 2000 on its computer systems and property operations. Based on the results of their preliminary assessment, the Company does not believe that the year 2000 will have a material impact on the results of operations, cash flows or financial position of the Company.

Environmental Matters

     The Company is not aware of any environmental issues at any of its Properties. The Company believes it has sufficient insurance coverage at each of its properties.

Subsequent Events

     On January 13, 1998, the Company completed its acquisition of Blue Cross for a purchase price of $16.9 million. The Company funded this purchase through a draw down on its Line of Credit of $15.9 million. In addition on December 31, 1997, the Company entered into an agreement to purchase 90 Broad for approximately $34.0 million.

     The Company also drew down an additional $4.5 million on the Line of Credit to pay closing costs on its acquisition of 810 Seventh Avenue. Subsequent to December 31, 1997 the Operating Partnership issued 129,032 OP Units as partial consideration in the acquisition of a certain management contract in connection with the 810 Seventh Avenue Acquisition.

Other Accounting Matters

     During 1997, the Financial Accounting Standards Board ("SFAS") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and No. 131 "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), which are effective for fiscal years beginning after December 15, 1997.

     SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income which includes those items which have been formerly reported as a component of shareholders' equity. Management believes that when adopted SFAS 130 will not have a significant impact on the Company's financial statements.

     SFAS 131 establishes the disclosure requirements for reporting segment information. Management believes that when adopted, SFAS 131 will require the Company to report additional geographic information based on the Company's major geographic areas of focus.

     During 1998, the SFAS issued Statement of Financial Accounting Standard No. 132, "Employers Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement changes the current financial statement disclosure requirements related to pensions, settlements and curtailments of pensions and postretirement benefits other than pensions. The statement is effective for fiscal years beginning after December 15, 1997. Management believes that when adopted, SFAS 132 will not have a significant impact on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements filed as part of the Annual Report on Form-10K are provided under Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosure matters.

                                    PART III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Company will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held on May 26, 1998 (the "Proxy Statement"), and the information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained in the section captioned "Proposal I; Election of Directors" of the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained in the section captioned "Executive Compensation" of the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained in the section captioned "Principal and Management Stockholders" of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained in the section captioned "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

            The Consolidated and Combined Financial Statements of the Company and Tower Predecessor as of December 31, 1997 (and for each of the three years in the period ended December 31, 1997). See pages F-1 through F-26, which are included herein.

     (a)(2) Financial Statement Schedules

            All schedules are omitted because they are inapplicable, not required or the information is included in the consolidated and combined financial statements or the notes thereto.

     (a)(3) Exhibits

            The exhibits listed below are filed as part of this report or incorporated by reference to the Company's Registration Statement on Form S-11, as amended (File No. 333-33011) or Current Report on Form 8-K, dated December 31, 1997, as amended.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    1.1**      Form of Underwriting Agreement
    2.1+       Sale-Purchase Agreement, dated December 31, 1997, between
               810 Partners LLC and BHONE Corp., as sellers, and 810 7th
               Avenue, L.P., as purchaser
    2.2+       Loan Agreement, dated December 31, 1997, by and between
               Credit Suisse First Boston Mortgage Capital LLC, as lender, and 810 7th Avenue, L.P., as borrower
    2.3+       Consolidated, Amended and Restated Mortgage Note, dated
               December 31, 1997, between Credit Suisse First Boston
               Mortgage Capital LLC and 810 7th Avenue, L.P.
    2.4+       Agreement of Principal, dated December 31, 1997, by Tower
               Realty Operating Partnership, L.P. and Credit Suisse First
               Boston Mortgage Capital LLC

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.1**      Form of Amended and Restated Articles of Incorporation of
               the Company
    3.2**      Form of Amended and Restated By-Laws of the Company
    4.1**      Form of Common Stock Certificate for the Company
   10.1*       Form of Amendment and Restatement of Agreement of Limited
               Partnership of Tower Realty Operating Partnership, L.P., by
               and among Tower Realty Trust, Inc., as general partner,
               Lawrence H. Feldman, as initial Limited Partner, and the
               Persons set forth in Exhibit A thereto
   10.2*       Form of Exchange Rights Agreement
   10.3*       Form of Registration Rights Amendment
   10.4*       Form of Lock-up Agreement
   10.5**      Form of Tower Realty Trust, Inc. 1997 Incentive Plan
   10.6**      Form of Tower Realty Trust, Inc. Non-Employee Directors'
               Incentive Plan
   10.7***     Form of Employment Agreement between the Company and
               Lawrence H. Feldman
   10.8***     Form of Employment Agreement between the Company and Robert
               L. Cox
   10.9***     Form of Employment Agreement between the Company and Joseph
               D. Kasman
   10.10**     Form of Indemnification Agreement between the Company and
               its executive officers and directors
   10.11**     Purchase Agreement, dated as of March 31, 1997, among Tower
               Realty Trust, Inc., Tower Realty Operating Partnership, L.P.
               and each of the investors signatory thereto, as amended by the Purchase Agreement Supplement dated as of May 15, 1997,
               Purchase Agreement Supplement No. 2, dated as of May 29,
               1997, Purchase Agreement Supplement No. 3, dated as of May
               29, 1997, Purchase Agreement Supplement No. 4, dated as of
               July 9, 1997, Purchase Agreement Supplement No. 5, dated as of July 31, 1997
   10.12**     Contribution Agreement (OP Units-CXX Mineola Limited
               Partnership) by and among Tower Realty Operating
               Partnership, L.P. and Jeffrey Feldman
   10.13**     Amendment to Contribution Agreement by and among Tower
               Realty Operating Partnership, L.P. and Jeffrey Feldman
   10.14**     Second Amendment to Contribution Agreement by and between
               Tower Realty Operating Partnership, L.P. and Jeffrey Feldman
   10.15**     Contribution Agreement (Cash-Stellar Associates) by and
               among Tower Realty Operating Partnership, L.P. and Laurie
               Jacoby
   10.16**     First Amendment to Contribution Agreement by and between
               Tower Realty Operating Partnership, L.P. and Laurie Jacoby
   10.17**     Contribution Agreement (OP Units) by and among Tower Realty
               Operating Partnership, L.P. and Bama Equities, Inc.
   10.18**     Amendment to Contribution Agreement by and among Tower
               Realty Operating Partnership, L.P. and Bama Equities, Inc.
   10.19**     Second Amendment to Contribution Agreement by and between
               Tower Realty Operating Partnership, L.P. and Bama Equities,
               Inc.
   10.20**     Contribution Agreement (Cash-Stellar Associates) by and
               among Tower Realty Operating Partnership, L.P. and Valerie
               Herts Kalnitzky
   10.21**     First Amendment to Contribution Agreement by and between
               Tower Realty Operating Partnership, L.P. and Valerie Hertz
               Kalnitzky
   10.22**     Assignment Agreement by Charles M. Kotick, as nominee (CXX)
   10.23**     Contribution Agreement by and between Tower Realty Operating
               Partnership, L.P. and Allan B. Mendelsohn, as Chapter 7
               Trustee of Edward Feldman
   10.24**     Option Agreement, dated as of July 28, 1997, by and between
               Tower Realty Operating Partnership, L.P. and Dana II
               Associates Limited Partnership
   10.25**     Option Agreement, dated July 28, 1997, by and between Tower
               Realty Operating Partnership, L.P. and Tower 45 Ventures
               Limited Partnership

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.26**     Option Agreement, dated July 31, 1997, by and between Tower
               Realty Operating Partnership, L.P. and Feldman Tower 45,
               Inc.
   10.27**     Contribution Agreement between Maitland Property Investors,
               Limited and Tower Realty Operating Partnership, L.P., dated as of August 4, 1997
   10.28**     Non-Competition Agreement, dated as of August 4, 1997 among
               Tower Realty Operating Partnership L.P., Properties
               Atlantic, Inc., Clifford Stein and Reid Berman
   10.29**     Assets Contribution Agreement, dated as of August 4, 1996, between Tower Realty Operating Partnership, L.P., and
               Properties Atlantic, Inc., Clifford Stein, and Reid Berman
   10.30**     Option Agreement, dated as of July 28, 1997, by and between
               Tower Realty Operating Partnership, L.P. and Stellar
               Associates
   10.31**     Option Agreement, dated as of July 28, 1997, by and between
               Tower Realty Operating Partnership, L.P. and Carlyle
               Industries, Inc.
   10.32**     Option Agreement, dated as of July 31, 1997, by and between
               Tower Realty Operating Partnership, L.P. and 120 West 45th
               Street Associates
   10.33**     Option Agreement, dated as of July 29, 1997, by and between
               Tower Realty Operating Partnership, L.P. and Richard Cooke,
               Craig Cooke and Brian Cooke
   10.34**     Option Agreement, dated as of July 28, 1997, by and between
               Tower Realty Operating Partnership, L.P. and Charles B.
               Hickcox
   10.35**     Option Agreement, dated as of July 31, 1997, by and between
               Tower Realty Operating Partnership, L.P. and Hazama T-45
   10.36**     Option Agreement, dated as of July 25, 1997, by and between
               Tower Realty Operating Partnership, L.P. and Leo V. Berger
   10.37**     Omnibus Option Agreement, dated as of July 31, 1997, by and between Tower Realty Operating Partnership, L.P. and Shoen
               U.S.A. Inc.
   10.38**     Option Agreement, dated as of July 28, 1997, by and among
               Tower Realty Operating Partnership, L.P., Tower Equities
               Management, Inc. and Tower Equities and Realty Corp., CXX
               Mineola Management Corp., Forum Management and Realty Corp.,
               Madison 40/41 Management Corp., Tower 45 Asset Management
               Corp. and SJP Realty Corp.
   10.39**     Contribution Agreement by and between Reid Berman and Tower
               Realty Operating Partnership, L.P. dated as of July 31, 1997
   10.40**     Purchase Agreement by and among Tower Realty Operating
               Partnership, L.P. and Anthony DiLeonardo dated as of July
               31, 1997, as amended by Amendment No. 1 to Anthony
               DiLeonardo Purchase Agreement, dated as of September 18,
               1997
   10.41**     Purchase Agreement by and among Tower Realty Operating
               Partnership, L.P. and Carmela Carrano dated as of July 31,
               1997, as amended by Amendment No. 1 to Carmela Carrano
               Purchase Agreement, dated as of September 18, 1997
   10.42**     Contribution Agreement by and between Richard Wisely and
               Tower Realty Operating Partnership, L.P. dated as of July
               31, 1997
   10.43**     Contribution Agreement by and between Lawrence Stein and
               Tower Realty Operating Partnership, L.P. dated as of July
               31, 1997
   10.44**     Contribution Agreement by and between Lawrence H. Feldman
               and Tower Realty Operating Partnership, L.P. dated as of
               July 31, 1997
   10.45**     Contribution Agreement by and between Clifford L. Stein and
               Tower Realty Operating Partnership, L.P. dated as of July
               31, 1997
   10.46**     Contribution Agreement by and between Robert Adams and Tower
               Realty Operating Partnership, L.P. dated as of July 31, 1997
   10.47**     Contribution Agreement by and between Eric Reimer and Tower
               Realty Operating Partnership, L.P. dated as of July 31, 1997
   10.48**     Contribution Agreement by and between Reuben Friedberg and
               Tower Realty Operating Partnership, L.P. dated as of July
               31, 1997

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.49**     Contribution Agreement by and between Joseph Kasman and
               Tower Realty Operating Partnership, L.P. dated as of July
               31, 1997
   10.50**     Contribution Agreement by and between Robert Cox and Tower
               Realty Operating Partnership, L.P. dated as of July 31, 1997
   10.51**     Contribution Agreement, dated as of July 31, 1997, by and
               among Tower Realty Operating Partnership, L.P. and Joseph
               Kasman
   10.52**     Option Agreement, dated as of May 8, 1997, by and among
               Tower Realty Operating Partnership, L.P. and Stanley B. Grey
   10.53**     Option Agreement, dated as of May 8, 1997, by and among
               Tower Realty Operating Partnership, L.P. and Michael C.
               Zerner
   10.54**     Letter Agreement, dated as of July 28, 1997, between Tower
               Realty Trust, Inc., Tower Realty Operating Partnership,
               L.P., General Electric Capital Corporation, General Electric
               Real Estate Equities, Inc., GENEL Company, Inc. and GEBAM,
               Inc.
   10.55**     Contribution Agreement by and among Tower Realty Trust,
               Inc., Tower Realty Operating Partnership, L.P. and DRA
               Opportunity Fund
   10.56**     Contribution Agreement by and among Tower Realty Trust,
               Inc., Tower Realty Operating Partnership, L.P. and Office
               Invest Sub LLC
   10.57**     Supplement and Amendment, dated as of September 11, 1997, to the Contribution Agreement by and among Tower Realty Trust,
               Inc., Tower Realty Operating Partnership, L.P. and Office
               Invest Sub LLC, as parties to the original Contribution
               Agreement, and Feldman MOT Portfolio Corp., Feldman FSA
               Corp., FSA Associates, L.P. and Lawrence H. Feldman
   10.58**     Purchase and Sale Agreement, dated as of March 31, 1997, by and between Tower Equities and Realty Corp. and Tower Realty
               Operating Partnership, L.P.
   10.59**     Purchase and Sale Agreement, dated as of September 11, 1997, by and between 100 Wall LLC and Tower Realty Operating
               Partnership, L.P.
   10.60***    Mortgage Loan Commitment, dated as of October 4, 1997, by
               and between Merrill Lynch Credit Corporation and one or more subsidiaries of Tower Realty Operating Partnership, L.P.
   10.61***    Form of Financial Advisory Fee Agreement by and between
               Merrill Lynch, Pierce, Fenner & Smith Incorporated, Tower
               Realty Trust, Inc. and Tower Realty Operating Partnership,
               L.P.
   10.62***    Form of Supplemental Representations, Warranties and
               Indemnity Agreement by and among Lawrence H. Feldman, Robert
               L. Cox, Joseph D. Kasman, Eric S. Reimer, Reuben Friedberg
               and Tower Realty Operating Partnership, L.P. and Tower
               Realty Trust, Inc.
   10.63***    Line of Credit Commitment, dated as of October 4, 1997, by and between Merrill Lynch Capital Corporation and Tower
               Realty Operating Partnership, L.P. and Tower Realty Trust,
               Inc.
   10.64**     Purchase and Sale Agreement, dated as of July 25, 1997, by and between RSH Associates, Joel Wiener, and Lawrence H.
               Feldman
   10.65**     Option Agreement, dated as of July 31, 1997, by and between
               Tower Realty Operating Partnership, L.P. and Carmela
               Carrano, as amended by Amendment No. 1 to Option Agreement, dated as of September 18, 1997
   10.66**     Option Agreement, dated as of July 31, 1997, by and between
               Tower Realty Operating Partnership, L.P. and Anthony
               DiLeonardo, as amended by Amendment No. 1 to Option
               Agreement, dated as of September 18, 1997
   10.67***    Option Agreement, dated as of September 27, 1997, by and
               between Orlando Option Holding, L.L.C. and Tower Realty
               Operating Partnership. L.P.
   10.68***    Assignment of Real Estate Agreement, dated as of September
               24, 1997, by and between Tower Equities and Realty Corp. and
               Tower Realty Operating Partnership, L.P.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.69***    Third Amendment to Escrow Instructions and Addendum thereto and Option Agreement, dated as of July 23, 1997, by and
               between Beardsley and I-17, L.L.C and Deer Valley Towne
               Center L.L.C and Crystal, Inc.
   10.70***    Phoenix Land Parcel Option Contract, dated as of September
               12, 1997, by and between Crystal, Inc. and Tower Realty
               Operating Partnership, L.P.
   10.71***    Form of Acquisition Advisory Fee Agreement
   10.72****   Stock Purchase Agreement, dated as of September 19, 1997, by and among Tower Realty Trust, Inc. and Carlyle Realty
               Partners, L.P. Carlyle Realty Qualified Partners, L.P.,
               Carlyle Realty Partners Sunrise, L.P. and Carlyle Realty
               Coinvestment, L.P.
   10.73       Revolving Credit Agreement, dated as of October 20, 1997, by and among Tower Realty Operating Partnership, L.P., the
               banks listed therein, Fleet National Bank, as administrative agent, Merrill Lynch & Co., as syndication agent and
               arranger, and Nationsbank, N.A., as documentation agent
   10.74       Consolidated, Amended and Restated Mortgage Note, dated as of November 26, 1997, made by Magnolia Associates, Ltd., 286
               Madison, L.P., 290 Madison, L.P. and 292 Madison, L.P.
               (collectively, the "Maker") in favor of Merrill Lynch
               Mortgage Capital Inc., as payee
   10.75       Consolidated, Amended and Restated Fee and Subleasehold
               Mortgage, Security Agreement, Financing Statement, Fixture
               Filing and Assignment of Leases, Rents and Security
               Deposits, dated as of November 26, 1997, from Magnolia
               Associates, Ltd., 286 Madison, L.P., 290 Madison, L.P. and
               292 Madison, L.P., collectively as mortgagor, to Merrill
               Lynch Mortgage Capital Inc., as mortgagee
   10.76       Amended and Restated Assignment of Leases, Rents and
               Security Deposits, dated as of November 26, 1997, from
               Magnolia Associates, Ltd., 286 Madison, L.P., 290 Madison,
               L.P., and 292 Madison, L.P., collectively as assignor, to
               Merrill Lynch Mortgage Capital Inc., as assignee
   10.77       Amended and Restated Cash Collateral Account Security,
               Pledge and Assignment Agreement, dated as of November 26,
               1997, among Magnolia Associates, Ltd., as borrower, Chase
               Manhattan Bank, as agent, and Merrill Lynch Mortgage Capital
               Inc., as lender
   10.78       First Amendment to Mortgage, dated December 30, 1997, among
               Magnolia Associates, Ltd., as mortgagor and Merrill Lynch
               Mortgage Capital Inc., as mortgagee
   21.1        Subsidiaries of the Company, as amended
   27.1        Financial Data Schedule

---------------
+ Incorporated by reference to the Company's Current Report on Form 8-K, dated December 31, 1997.

* Incorporated by reference to the Company's Registration Statement on Form S-11, dated August 6, 1997.

** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-11, dated September 23, 1997.

*** Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11, dated October 6, 1997.

**** Incorporated by reference to Amendment No. 4 to the Company's Registration
     Statement on Form S-11, dated October 9, 1997.

     (b) Current Reports on Form 8-K and/or Form 8-K/A

         A current report on Form 8-K and Form 8-K/A, dated December 31, 1997, was filed by the Company with respect to the acquisition by a wholly-owned subsidiary of the Company of an office building located at 810 Seventh Avenue in New York City.

                            TOWER REALTY TRUST, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              ---------
FINANCIAL STATEMENTS PAGE

Report of Independent Accountants...........................     F-2
Consolidated Balance Sheet of Tower Realty Trust Inc. (the
  "Company") as of December 31, 1997 and Combined Balance
  Sheet of Tower Predecessor as of December 31, 1996........     F-3
Consolidated Statement of Operations of the Company for the
  period from March 27, 1997 (inception of the Company) to
  December 31, 1997 and Combined Statements of Operations
  for Tower Predecessor for the Period January 1, 1997 to
  October 15, 1997, and the Years Ended December 31, 1996
  and 1995..................................................     F-4
Consolidated Statement of Changes in Shareholders' Equity of
  the Company for the Period from March 27, 1997 (inception
  of the Company) to December 31, 1997 and Combined
  Statements of Changes in Owners' Deficit of Tower
  Predecessor for the Period January 1, 1997 to October 15,
  1997 and the Years Ended December 31, 1996 and 1995.......     F-5
Consolidated Statement of Cash Flows of the Company for the
  Period March 27, 1997 (inception of the Company) to
  December 31, 1997 and Combined Statements of Cash Flows of
  Tower Predecessor for the Period January 1, 1997 to
  October 15, 1997, and the Years Ended December 31, 1996
  and 1995..................................................     F-6
Notes to Consolidated and Combined Financial Statements.....  F-7-F-20

FINANCIAL STATEMENT SCHEDULE

Schedule III: Real Estate and Accumulated Depreciation......  F-21-F-22

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tower Realty Trust, Inc.

     We have audited the accompanying consolidated and combined financial statements and the financial statement schedule of Tower Realty Trust, Inc. and its subsidiaries (the "Company") and Tower Predecessor as listed on page F-1 of this Form 10-K. These consolidated and combined financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tower Realty Trust, Inc. as of December 31, 1997 and the combined financial position of Tower Predecessor as of December 31, 1996, and the consolidated results of operations and cash flows of Tower Realty Trust, Inc. for the period from March 27, 1997 through December 31, 1997, and the combined results of operations and cash flows of Tower Predecessor for the period from January 1, 1997 through October 15, 1997, and the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

                                          COOPERS & LYBRAND L.L.P.

New York, New York
February 26, 1998.

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               THE COMPANY      TOWER PREDECESSOR
                                                              (CONSOLIDATED)       (COMBINED)
                                                               DECEMBER 31,       DECEMBER 31,
                                                                   1997               1996
                                                              --------------    -----------------
                                             ASSETS
Assets:
Real estate.................................................     $620,557           $169,619
  Less: accumulated depreciation............................       (2,444)           (40,555)
                                                                 --------           --------
                                                                  618,113            129,064

Deferred charges, net.......................................       11,495             11,636
Receivables, net............................................        3,820             18,018
Cash and cash equivalents...................................        1,347              4,985
Escrowed cash...............................................        6,373                413
Other assets................................................       12,537              3,555
Investments in joint venture and unconsolidated
  subsidiaries..............................................        2,411              5,316
                                                                 --------           --------
          Total assets......................................     $656,096           $172,987
                                                                 ========           ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Debt on real estate.......................................     $228,990           $202,892
  Accounts payable and other liabilities....................        7,494             12,867
  Distributions payable.....................................        6,543
  Deferred real estate taxes................................        9,758             12,951
  Other liabilities and amounts due to affiliates...........        6,974              6,147
                                                                 --------           --------
          Total liabilities.................................      259,759            234,857
                                                                 --------           --------
Minority interest in Operating Partnership..................       33,920                 --
Commitments and Contingencies (See Note 13)
Shareholders' equity (owners deficit):
  Preferred shares 50,000,000 shares authorized, none issued
     and outstanding........................................           --                 --
  Common shares $.01 par value, 150,000,000 shares
     authorized, 16,920,455 shares issued and outstanding...          169                 --
  Additional paid-in capital................................      364,250                 --
  Owners' deficit...........................................           --            (61,870)
  Distributions in excess of accumulated earnings...........       (2,002)                --
                                                                 --------           --------
          Total shareholders equity/(owners' deficit).......      362,417            (61,870)
                                                                 --------           --------
          Total liabilities and shareholders'
            equity/(owners' deficit)........................     $656,096           $172,987
                                                                 ========           ========

   The accompanying notes are an integral part of these financial statements.

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THE COMPANY                TOWER PREDECESSOR
                                             (CONSOLIDATED)                  (COMBINED)
                                             --------------      ----------------------------------
                                               MARCH 27,          JANUARY 1,        YEARS ENDED
                                              1997 THROUGH       1997 THROUGH       DECEMBER 31,
                                              DECEMBER 31,       OCTOBER 15,     ------------------
                                                1997(1)            1997(1)        1996       1995
                                             --------------      ------------    -------    -------
Revenues:
  Rental income............................   $    16,409          $21,908       $26,138    $25,202
  Management fees..........................         1,090              318         1,261        961
  Construction, leasing and other fees.....           861              576         1,335      1,041
                                              -----------          -------       -------    -------
          Total revenues...................        18,360           22,802        28,734     27,204
                                              -----------          -------       -------    -------
Expenses:
  Property operating and maintenance.......         3,941            4,538         5,481      5,332
  Real estate taxes........................         2,266            3,792         4,722      4,571
  General and administrative...............         2,844            2,189         3,494      3,497
  Interest expense.........................         2,369           11,725        15,511     15,150
  Depreciation and amortization............         2,813            5,541         6,853      6,897
  Ground rent/air rights expense...........           126              473           599        599
                                              -----------          -------       -------    -------
          Total expenses...................        14,359           28,258        36,660     36,046
                                              -----------          -------       -------    -------
  Equity in joint venture and
     unconsolidated subsidiaries...........           353              134           461        193
                                              -----------          -------       -------    -------
Income (loss) before minority interest and
  extraordinary gain early extinguishment
  of debt..................................         4,354           (5,322)       (7,465)    (8,649)
  Minority interest........................          (373)
                                              -----------          -------       -------    -------
  Net income (loss) before extraordinary
     gain on early extinguishment of
     debt..................................         3,981           (5,322)       (7,465)    (8,649)
  Extraordinary gain on early
     extinguishment of debt................            --            6,475            --         --
                                              -----------          -------       -------    -------
  Net income (loss)........................   $     3,981          $ 1,153       $(7,465)   $(8,649)
                                              ===========          =======       =======    =======
  Net income per common share -- basic and
     dilutive..............................   $      0.24
                                              ===========
  Weighted average number of common shares
     outstanding...........................    16,920,455
  Effect of dilutive securities............            --
                                              -----------
  Weighted average number of dilutive
     shares outstanding....................   $16,920,455
                                              ===========

---------------
(1) The Company operations include the results of the Operating Partnership (including the Management Company on the equity basis of accounting) from March 27, 1997 through December 31, 1997 and the property operations from October 16, 1997, the Offering date, through December 31, 1997. Tower Predecessor's operations included the management companies' operations from January 1, 1997 through March 26, 1997, at which time the Company was formed, and the operations of the Tower Predecessor properties from January 1, 1997 through October 15, 1997.
   The accompanying notes are an integral part of these financial statements.

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

                CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES
                  IN SHAREHOLDERS' EQUITY AND OWNERS' DEFICIT
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                   THE COMPANY -- SHAREHOLDERS' EQUITY             TOWER
                                                              (CONSOLIDATED)                    PREDECESSOR
                                             ------------------------------------------------   (COMBINED)
                                                                 ADDITIONAL   DIST. IN EXCESS   -----------
                                                        COMMON    PAID-IN       ACCUMULATED       OWNERS'
                                              TOTAL     SHARES    CAPITAL        EARNINGS         DEFICIT
                                             --------   ------   ----------   ---------------   -----------
Balance at December 31, 1994...............  $     --      --           --             --        $(51,169)
Net loss...................................        --      --           --             --          (8,649)
Contributions, net.........................        --      --           --             --           2,730
                                             --------    ----     --------        -------        --------
Balance at December 31, 1995...............        --      --           --             --         (57,088)
Net loss...................................        --      --           --             --          (7,465)
Contributions, net.........................        --      --           --             --           2,683
                                             --------    ----     --------        -------        --------
Balance at December 31, 1996...............        --      --           --             --         (61,870)
Net income 1/1/97 -- 10/15/97..............        --      --           --             --           1,153
March 27, 1997, opening equity of the
  Company..................................         1      --            1             --              --
                                             --------    ----     --------        -------        --------
Balance at October 16, 1997................         1      --            1             --         (60,717)
Acquisition of Tower Predecessor's Interest
  (including the issuance of 1,949,455
  common shares)...........................    11,073      --     $ 11,073             --          60,717
Net proceeds from issuance of common shares
  (14,971,000 common shares)...............   353,345    $169      353,176             --              --
Distributions declared (.3536 per common
  share)...................................    (5,983)     --           --        $(5,983)             --
Net income.................................     3,981      --           --          3,981              --
                                             --------    ----     --------        -------        --------
Balance at December 31, 1997...............  $362,417    $169     $364,250        $(2,002)             --
                                             ========    ====     ========        =======        ========

   The accompanying notes are an integral part of these financial statements.

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                     THE             TOWER
                                                   COMPANY        PREDECESSOR
                                                (CONSOLIDATED)     (COMBINED)
                                                --------------    ------------
                                                  MARCH 27,        JANUARY 1,        YEARS ENDED
                                                 1997 THROUGH     1997 THROUGH       DECEMBER 31,
                                                 DECEMBER 31,     OCTOBER 15,     ------------------
                                                     1997             1997         1996       1995
                                                --------------    ------------    -------    -------
Cash Flows from Operating Activities:
  Net income (loss)...........................     $  3,981         $ 1,153       $(7,465)   $(8,649)
  Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
     Depreciation and amortization............        2,813           4,590         6,853      6,897
     Amortization of deferred financing
       costs..................................           84             906           504        575
     Unbilled rental income...................         (936)          1,012         1,205      3,084
     Equity income in joint venture and
       unconsolidated subsidiaries............         (353)             --          (461)      (193)
     Gain on disposal of assets...............           --              --           (39)       (30)
     Extraordinary gain of early
       extinguishment of debt.................           --          (6,475)           --         --
     Changes in assets and liabilities:
       Deferred Charges.......................           --                          (867)      (373)
       Receivables............................       (2,529)         (1,593)          345      2,673
       Escrowed cash..........................       (5,765)           (352)         (116)       268
       Other assets...........................       (5,610)            907            42       (616)
       Deferred real estate taxes.............           --             566            --        366
       Accounts payable and other
          liabilities.........................       14,096              --         1,267         90
       Minority interest......................          373              --            --         --
       Other liabilities and amounts due
          to/from affiliates..................          372           4,576          (317)    (2,330)
                                                   --------         -------       -------    -------
Net cash provided by operating activities.....        6,526           5,290           951      1,762
                                                   --------         -------       -------    -------
Cash Flows from Investing Activities:
  Additions to real estate....................       (1,103)         (3,362)       (2,659)      (967)
  Acquisition of real estate, joint venture
     and deferred charges.....................     (534,393)           (409)       (3,850)        --
  Contribution to Management Company..........         (400)                         (317)    (2,503)
  Deposits on future acquisitions.............       (3,937)             --            --         --
  Due from affiliated Company.................         (355)             --            --         --
  Proceeds from disposal of assets............                                         39         30
                                                   --------         -------       -------    -------
Net cash used in investing activities.........     (540,188)         (3,771)       (6,787)    (3,440)
                                                   --------         -------       -------    -------
Cash Flows from Financing Activities:
  Partner's contributions, net................                           (6)        2,683      2,730
  Net proceeds from issuance of common
     shares...................................      353,345              --            --         --
  Escrow for Mortgage Interest................         (608)             --            --         --
  Loan Origination Fees.......................       (1,052)             --            --         --
  Proceeds from debt on real estate and other
     debt.....................................      219,300          15,581         7,039        424
  Repayments of debt on real estate...........      (35,977)        (17,360)       (4,109)    (2,916)
                                                   --------         -------       -------    -------
Net cash provided by (used in) financing
  activities..................................      535,008          (1,785)        5,613        238
                                                   --------         -------       -------    -------
Net increase (decrease) in cash and cash
  equivalents.................................        1,346            (266)         (223)    (1,440)
Cash and cash equivalents, beginning of
  periods.....................................            1           4,985         5,208      6,648
                                                   --------         -------       -------    -------
Cash and cash equivalents, end of periods.....     $  1,347         $ 4,719       $ 4,985    $ 5,208
                                                   ========         =======       =======    =======
Supplemental Cash Flow Information:
  Cash paid for interest......................     $  1,621         $ 9,753       $15,007    $14,575
                                                   ========         =======       =======    =======

   The accompanying notes are an integral part of these financial statements.

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND BASIS OF PRESENTATION

  Tower Realty Trust, Inc.

     Tower Realty Trust, Inc. (collectively with its subsidiaries, the "Company") was organized in the state of Maryland on March 27, 1997. The Company intends to operate so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes, commencing with its taxable year ending December 31, 1997. Upon consummation of the Company's initial public offering on October 16, 1997 (the "Offering"), the Company acquired a sole 1% general partner interest in Tower Realty Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), and a 90.4% limited partner interest in the Operating Partnership.

     The Company has been formed to continue and expand the commercial real estate business of Tower Equities & Real Estate Corp. and its affiliates (collectively with its predecessor entities and affiliates, "Tower Equities"), including developing, acquiring, owning, renovating, managing, and leasing office properties in the Manhattan, Phoenix, Tucson, and Orlando markets. Upon consummation of the Offering and certain related transactions (collectively, the "Formation Transactions"), the Operating Partnership owned or had interests in 21 office properties. The Company also owns or has an option to acquire four parcels of land adjacent to four of the Properties (the "Development Parcels"), which can support 2.2 million of rentable square feet of development. On December 31, 1997, the Company purchased 810 Seventh Avenue for approximately $150.0 million, including closing costs. The properties are collectively referred to as the "Properties".

     On March 31, 1997 interests in certain partnerships, properties and limited liability companies were contributed to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership ("OP Units"). Certain of these interests are owned by the Operating Partnership after consummation of the Offering. Simultaneously with such contribution of interests, the Company issued $4.0 million of notes to certain investors advised by Morgan Stanley Asset Management, Inc. ("MSAM") which were collateralized by certain of the Properties. Upon completion of the Offering on October 16, 1997, the balance on borrowings under the notes of approximately $12.3 million was converted into shares of common stock of the Company.

     As of October 16, 1997, the Company consummated an initial public offering of 13,817,250 shares of Common Stock (including the exercise of the underwriters' over-allotment option of 1,802,250 shares), effected concurrent private placements (the "Concurrent Private Placements") of 1,153,845 shares of Common Stock and issued 1,949,360 shares of Common Stock in connection with the purchase of certain properties at a price of $26.00 per share and realized net proceeds therefrom of approximately of $353.35 million.

     Such net proceeds were contributed to the Operating Partnership in exchange, in part, for the Company's approximate 91.4% interest therein. The Operating Partnership used the proceeds received from the Company, the $107.0 million net cash proceeds from the Company's term loan facility (the "Term Loan"), borrowed concurrent with and subsequent to the Offering and approximately $12.3 million of proceeds received from Morgan Stanley Asset Management ("MSAM") from the conversion of the Notes into common stock, as follows: (i) approximately $281.0 million for repayment of certain indebtedness (including associated prepayment penalties) relating to the Properties and the partnerships that own the Properties (the "Property Partnerships"); (ii) approximately $137.0 million to acquire certain equity, debt and fee interests in the Properties; (iii) approximately $3.1 million to pay for commitment fees and expenses relating to the Term Loan and the Company's $200.0 million unsecured line of credit (the "Line of Credit"); (iv) approximately $3.0 million to pay transfer taxes and other expenses associated with the acquisitions of the Properties; and (v) the remaining approximately $48.6 million for working capital.

     The Tower Equities management and leasing companies and Properties Atlantic, Inc. management and leasing company (which, prior to the Offering, was controlled and operated by Clifford Stein, Managing

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

Director, Southeast Region of the Company) contributed an undivided 95% interest in the assets of such companies to the Operating Partnership which, in turn, recontributed such assets to Tower Equities Management, Inc. (the "Management Company") in exchange for 100% of the non-voting stock and 5% of the voting stock in the Management Company (which entitles the Company to receive 95% of the dividends of the Management Company).

     The Management Company and each of the members of Tower Equities that hold interests in seven retail properties that continue to be owned by Tower Equities after the consummation of the Offering (the "Excluded Properties") entered into management agreements with respect to each of the Excluded Properties. In consideration for the services to be provided under the management agreements, the Management Company will receive a property management fee and applicable construction fees and leasing commissions which will be determined by reference to existing market rates for similar transactions.

  Tower Predecessor

     The following entities comprising the Tower Predecessor were controlled and managed by Tower Equities and Real Estate Corp. and its affiliates (collectively with its predecessor entities and affiliates, "Tower Equities"), all of which were controlled by Lawrence H. Feldman, Chairman of the Board, Chief Executive Officer and President of the Company:

                                                     LAWRENCE H.
                                                      FELDMAN'S
                                                  OWNERSHIP INTEREST        LOCATION
                                                  ------------------    -----------------
Tower 45........................................           6%           New York City
120 Mineola Boulevard...........................           5%           Long Island, NY
Maitland Forum..................................          15%           Maitland, Fl
Maitland Center Parkway (3 properties)..........          90%           Maitland, Fl
5750 Major Boulevard (purchased in October
  1996).........................................           6%           Orlando, Fl
Management Companies............................          90%           New York City and
                                                                        Maitland, Fl

     Lawrence H. Feldman owned a majority general partner interest in the partnerships owning these properties. Accordingly, the Tower Predecessor financial statements reflect, on a combined basis, 100% of the assets, liabilities and operations of these properties.

     Lawrence H. Feldman held a non-controlling interest in the partnerships that own the following properties listed in the following table. Lawrence H. Feldman was a general partner and an affiliate of DRA Advisors, Inc. ("DRA") which was the managing general partner in each partnership (the "DRA Joint Ventures"). The Tower Predecessor financial statements reflect the investments in the DRA Joint Ventures using the equity method of accounting. Upon consummation of the Offering, the Company purchased all of the partnership interests in the DRA Joint Ventures.

                                                     LAWRENCE H.
                                                      FELDMAN'S
                                                  OWNERSHIP INTEREST        LOCATION
                                                  ------------------    -----------------
286 Madison.....................................           3%           New York City
290 Madison.....................................           3%           New York City
292 Madison.....................................           3%           New York City
Corporate Center Building (6 properties)........          20%           Phoenix, AZ
5151 East Broadway..............................           3%           Tucson, AZ
One Orlando Center..............................           3%           Orlando, FL

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Lawrence H. Feldman also held a 3.8% non-controlling interest in a partnership controlling the 2800 North Central Avenue Property ("2800 North Central"). The Tower Predecessor financial statements reflect this investment using the equity method of accounting. The Company, upon consummation of the Offering, acquired this interest and the interests of Tower Equities (10% aggregate interest).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation/Combination

     The accompanying consolidated financial statements of the Company reflect the accounts of the Operating Partnership and its wholly-owned subsidiaries and majority owned partnerships from March 27, 1997 to December 31, 1997 including the entities comprising the Tower Predecessor and the DRA Joint Ventures from the date of acquisition, October 16, 1997. All significant inter-company balances and transactions have been eliminated in consolidation.

     The Company's investments in non-controlled entities and the Company's investment in the Management Company are reflected using the equity method of accounting.

     The accompanying combined financial statements of Tower Predecessor have been presented on a combined historical cost basis because of common ownership and management, and because the assets and liabilities and operations of Tower Predecessor were the subject of a business combination with the Company and the Operating Partnership. All significant inter-company transactions have been eliminated in the combined financial statements.

  Basis of Presentation

     The Company operations include the results of the Operating Partnership (including the Management Company on the equity basis of accounting) from March 27, 1997 through December 31, 1997 and the Property operations from October 16, 1997, the date of the Offering, through December 31, 1997. Tower Predecessor's operations included the management companies operations from January 1, 1997 through March 26, 1997, at which time the Company was formed, and the operations of the Tower Predecessor Properties from January 1, 1997 through October 15, 1997.

  Real Estate

     Real estate and leasehold improvements are stated at cost less accumulated depreciation. Whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the Company's and Tower Predecessor's policy is to assess any impairment in value by making a comparison of the current and projected cash flows of each property over its remaining useful life (undiscounted and without interest charges) to the carrying amount of each property. In cases where the Company and Tower Predecessor do not expect to recover its carrying costs, the Company and Tower Predecessor recognize an impairment loss to reflect the property at its estimated fair value. No such impairment losses have been recognized in these financial statements.

     Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 40 years. Depreciation on tenant improvements is provided over the lesser of the useful life or the terms of the related leases. Depreciation on furniture and fixtures is provided under the straight-line method over an estimated useful life of five to seven years.

     Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income (loss).

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  Deferred Charges

     Deferred financing costs are recorded at cost and are being amortized using the interest method over the life of the related debt. Leasing commissions are deferred and amortized over the lesser of the useful life or the terms of the related leases.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and short-term, highly liquid investments that have original maturities of 3 months or less when purchased. At December 31, 1997 and 1996, the Company and Tower Predecessor had on deposit with a major financial institution substantially all of its cash and cash equivalents, which balances at times exceeded insurable limits.

  Escrowed Cash

     Escrowed cash as of December 31, 1997 and 1996 are comprised of funds held for the payment of real estate taxes, mortgage interest and other. Of the total funds held in escrow, approximately $2.3 million are restricted by agreement.

  Deferred Real Estate Taxes

     Deferred real estate taxes represent a portion of real estate taxes accrued from 1988 through 1995 for the Tower 45 property which are payable to the taxing authority commencing on July 1, 1998 in payments of approximately $1.3 million per year. This liability has been reflected in the Company's balance sheet at its present value as of the date of the Offering.

  Revenue Recognition

     The Company and Tower Predecessor, each as lessor, have retained substantially all of the risks and benefits of the rental Properties and account for the leases as operating leases.

     Rental income is recognized ratably over the terms of the leases. Unbilled rental revenue (unbilled receivables) represents the excess rental income recognized on a straight-line basis over minimum rent payments received pursuant to the terms of individual lease agreements. The unbilled receivable related to base rental income amounted to $0.9 million and $15.2 million at December 31, 1997 and 1996, respectively, and is included in receivables.

     The Company's lease agreements with its tenants provide for tenants to pay their pro rata share of escalations (including real estate taxes and other operating expenses) in excess of base amounts, as defined. Total escalations included in rental income amounted to approximately $1.9 million for the Company in 1997, and $7.4 million and $8.9 million for Tower Predecessor in 1997 and 1996, respectively.

     Management fee income from third party or joint venture properties is recognized as earned under the terms of the related agreements. Construction fees are recognized ratably over each project's construction period and leasing fees are generally recognized upon tenant occupancy of the leased premises unless such fees are irrevocably due and payable upon lease execution, in which case recognition occurs on the lease execution date.

  Income Taxes

     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its short taxable year ended December 31, 1997. As a REIT, the Company generally will not be subject to federal corporate income tax on its taxable income

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its annual taxable income.

     No provision for income taxes is included in the combined financial statements of Tower Predecessor since Tower Predecessor's statements combine the operations and balances of partnerships, which are not directly subject to income tax. The tax effect of its activities accrues to the individual partners and/or principals of the respective entity. The Management Company is a legal entity subject to federal income tax on its taxable income at regular corporate rates.

  Net Income Per Common Share -- Basic and Dilutive

     The Company has adopted the provisions of Statement of Financial Accounting Standard No. 128 ("SFAS 128") "Earnings Per Share". Net income per common share has been computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding (16,920,455 at December 31, 1997). For the period from the Offering through December 31, 1997, there were no dilutive securities. The Company has issued stock options at $26 per share. These options were antidilutive at December 31, 1997.

     The OP Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income.

  Distributions

     The Company expects to make regular quarterly distributions. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes due to the differences for federal tax purposes primarily in the estimated useful lives used to compute depreciation. Distributions declared in 1997 represent an approximate 84.53% return of capital for federal income tax purposes.

     On December 31, 1997, the Company declared a distribution payable in January 1998 equal to $.3536 per common share and OP Units outstanding at December 31, 1997. The common shares and OP Units outstanding at December 31, 1997, totaled 16,920,455 and 1,583,640, respectively.

  Minority Interest

     Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership. Income is allocated to minority partners based on the weighted average percentage ownership of OP Units throughout the year.

 Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions are related to the recoverability and depreciable lives of real estate. Actual results could differ from those estimates.

  Recently Issued Accounting Standards

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and No. 131 "Disclosures About

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

Segments of an Enterprise and Related Information" ("SFAS 131"), which are effective for fiscal years beginning after December 15, 1997.

     SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income, which includes those items which have been formerly reported as a component of shareholders' equity. Management believes that when adopted SFAS 130 will not have a significant impact on the Company's financial statements.

     SFAS 131 establishes the disclosure requirements for reporting segment information. Management believes that when adopted, SFAS 131 will require the Company to report additional geographic information based on the Company's major geographic areas of focus.

     During 1998, the SFAS issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement changes the current financial statement disclosure requirements related to pensions, settlements and curtailments of pensions and postretirement benefits other than pensions. The statement is effective for fiscal years beginning after December 15, 1997. Management believes that when adopted, SFAS 132 will not have a significant impact on the Company's financial statements.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the 1997 financial statement presentation.

(3) REAL ESTATE

     Real estate consisted of the following at December 31, 1997 and 1996 (in thousands):

                                                           1997        1996
                                                         --------    --------
Land...................................................  $140,030    $ 25,662
Building and improvements..............................   462,842     143,838
Tenant improvements....................................    17,658         119
Furniture, fixtures, and equipment.....................        27          --
                                                         --------    --------
     Total.............................................   620,557     169,619
Less: Accumulated depreciation.........................    (2,444)    (40,555)
                                                         --------    --------
                                                         $618,113    $129,064
                                                         ========    ========

(4) DEFERRED CHARGES AND OTHER ASSETS, NET

     Deferred charges and Other Assets consisted of the following at December 31, 1997 and 1996 (in thousands):

                                                           1997        1996
                                                          -------    --------
Deferred leasing and tenant charges.....................  $ 2,939      17,018
Deferred financing costs................................    4,301       1,049
Brokerage commissions...................................    4,499       7,330
Less: Accumulated amortization..........................     (244)    (13,761)
                                                          -------    --------
                                                          $11,495    $ 11,636
                                                          =======    ========

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Other assets consisted of the following at December 31, 1997 and 1996 (in thousands):

                                                             1997       1996
                                                            -------    ------
Deposits on future acquisitions...........................  $ 3,937    $   --
Goodwill, net.............................................    2,990        --
Prepaid real estate tax and other prepaid expenses........    5,610        --
Other.....................................................       --     3,555
                                                            -------    ------
                                                            $12,537    $3,555
                                                            =======    ======

     Deposits on future acquisitions at December 31, 1997 consisted of amounts related to the acquisition of the Blue Cross Building in Arizona which occurred in January of 1998, and 90 Broad Street, which is currently under contract. Upon consummation of the acquisitions, these costs will be recorded as part of the costs of the Properties (see Note 17).

     Goodwill relates to the Company's purchase of Properties Atlantic, Inc., a brokerage and leasing company, as part of the Formation Transactions and is being amortized over 5 years. The Company has assessed the recoverability of this goodwill based on the estimated undiscounted cash flows, and has determined that no impairment write-down is necessary.

(5) RECEIVABLES, NET

     Receivables consisted of the following at December 31, 1997 and 1996 (in thousands):

                                                             1997      1996
                                                            ------    -------
Due from tenants..........................................  $2,080    $ 2,776
Unbilled rent receivable..................................     936     15,242
Other miscellaneous receivables...........................     804         --
                                                            ------    -------
     Total................................................  $3,820    $18,018
                                                            ======    =======

     Included within other miscellaneous receivables is an amount due from an affiliated Company of $.35 million.

(6) INVESTMENT IN JOINT VENTURE AND UNCONSOLIDATED SUBSIDIARIES

     Included in Investments in joint venture and unconsolidated subsidiaries at December 31, 1997 are the Company's investments in 2800 North Central and the Management Company. The Company accounts for its 95% investment in the Management Company and its 10% investment in 2800 North Central using the equity method of accounting, and thus reports its share of income and losses based on its ownership interest in the respective entities. Additionally, prior to the date of the Offering, the Company recorded its 18% investment in the DRA Joint Ventures using the equity method of accounting.

     At December 31, 1997 and 1996 these investments have the following carrying amounts (in thousands):

                                                              1997      1996
                                                             ------    ------
Investment in TEMI.........................................  $  400    $   --
Investment in 2800 North Central...........................   2,011       764
Investment in the DRA Joint Ventures.......................      --     4,552
                                                             ------    ------
     Total.................................................  $2,411    $5,316
                                                             ======    ======

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

(7) DEBT ON REAL ESTATE

     Debt on real estate consisted of the following at December 31, 1997 and 1996 (in thousands):

                                                           1997        1996
                                                         --------    --------
Term loan..............................................  $107,000          --
Corporate Center.......................................    21,000          --
Corporate Center.......................................       990          --
810 Seventh Avenue.....................................   100,000          --
Various mortgage debt..................................        --    $202,982
                                                         --------    --------
Total Mortgage Debt Payable............................  $228,990    $202,982
                                                         ========    ========

     The Operating Partnership has entered into a $107.0 million seven-year Term Loan with Merrill Lynch Credit Corporation and borrowed approximately $54.0 million under such facility at the closing of the Offering and an additional $53.0 million subsequent to the Offering but prior to December 31, 1997. Interest on the Term Loan was fixed at a rate equal to .9% in excess of seven-year United States Treasury Notes at the closing of the Offering or 6.82% as of December 31, 1997. Interest is due monthly. This debt is collateralized by the One Orlando and Tower 45 properties. Mortgage fees to obtain such Term Loan amounted to approximately $2.0 million, which are being amortized on a straight line basis which approximates the interest method over the term of the loan.

     The year end interest rates on the Corporate Center debt is 7.55% and 8.37%, related to the $21.0 million and $.990 million, respectively. Interest is due monthly and principal is due on January 1, 2006. This debt is collateralized by the Corporate Center properties.

     The mortgage debt on 810 Seventh Avenue is collateralized by the property. The interest rate is 6.72% as of December 31, 1997. This debt matures on June 30, 1998. The Company intends to refinance this debt prior to the maturity date. Mortgage fees to obtain such term loan amounted to approximately $1.2 million, which are being amortized on a straight line basis, which approximates the interest method, over the one-year term.

     The Company has entered into the $200.0 million unsecured Line of Credit with Merrill Lynch Capital Corporation. The Line of Credit may be used, among other things, to finance its acquisition of additional office properties, to refinance existing indebtedness and for general working capital requirements. No amounts were outstanding on the Line of Credit as of December 31, 1997. Commitment fees to obtain such line amounted to approximately $1.1 million, which are being amortized on a straight-line basis, which approximates the interest method, over the three-year term of the credit facility.

     In conjunction with the line of credit, the Company must maintain certain financial ratios:

          i. Total outstanding indebtedness must not exceed 55% of Total Value (as defined in the Line of Credit Agreement) during the first year of the facility and must not exceed 50% thereafter.

          ii. Collateral indebtedness must not exceed 40% of Total Value (as defined) during the first year of the facility and 35% thereafter;

          iii. Recourse Indebtedness cannot exceed 5% of Total Value (as defined).

          iv. Other financial covenants that must be met by the Company include interest expense and fixed charges to debt ratios, among others.

     As of December 31, 1997, the Company has complied with the financial debt covenants.

     As a general policy, the Company intends to maintain a debt policy limiting the Company's total consolidated indebtedness plus its pro rata share of joint venture debt to 50% of the Company's total market

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

capitalization. As of December 31, 1997 the debt to total market capitalization, including the Company's 10% interest in the debt of 2800 North Central, was 36%.

     Principal repayments of debt on real estate at December 31, 1997, are due approximately as follows (in thousands):

Years ending December 31:
1998..............................................  $100,298
1999..............................................       319
2000..............................................       342
2001..............................................       366
2002..............................................       391
Thereafter........................................   127,274
                                                    --------
                                                    $228,990
                                                    ========

     The mortgage debt as of December 31, 1996 related to mortgage debt at interest rates ranging from 5.50% to 9.51%. This debt was collateralized by certain assets of Tower Predecessor and was primarily extinguished prior to or in conjunction with the Offering.

(8) ACCOUNTS PAYABLE AND OTHER LIABILITIES

     Accounts payable and other liabilities consisted of the following at December 31, 1997 and 1996 (in thousands):

                                                             1997      1996
                                                            ------    -------
Accrued interest..........................................  $  748    $ 6,022
Accounts payable..........................................   4,498      3,336
Advanced rent and deposits................................     836      2,322
Deferred income...........................................   1,412      1,187
                                                            ------    -------
                                                            $7,494    $12,867
                                                            ======    =======

     Included within accounts payable is $.37 million due to an affiliated Company.

(9) LEASING ACTIVITIES AND CONCENTRATION OF CREDIT AND MARKET RISK

     The future minimum lease payments to be received by the Company as of December 31, 1997, under non-cancelable operating leases, which expire on various dates through 2011, are as follows:

            YEARS ENDING DECEMBER 31:
            -------------------------
1998..............................................  $ 80,388
1999..............................................    78,116
2000..............................................    69,705
2001..............................................    61,476
2002..............................................    52,622
Thereafter........................................   139,183
                                                    --------
                                                    $481,490
                                                    ========

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     The geographic concentration of the future minimum lease payments to be received is detailed as follows:

                     LOCATION                        AMOUNT
                     --------                       --------
New York, New York................................  $349,811
Phoenix/Tucson, Arizona...........................    51,512
Orlando, Florida..................................    80,167
                                                    --------
                                                    $481,490
                                                    ========

     Of the Company's total future minimum lease payments as of December 31, 1997, approximately 73% will be derived from New York properties. Approximately 61% of the Company's rental income for the period October 16, 1997 through December 31, 1997 was generated from the New York Properties.

     No one tenant represents more than 5% of the Company's future minimum rentals.

(10) SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     In connection with the Formation Transactions the Company entered into the following non-cash investing and financing activities:

                                                              AMOUNT
                                                              -------
Mortgage debt assumed.......................................  $56,624
OP units and restricted stock issued for acquisitions of the
  Tower Predecessor properties and the DRA Joint Venture
  properties................................................  $40,954
OP units issued for the purchase of Properties Atlantic,
  Inc.......................................................  $ 3,120
OP units issued for a portion of the Company's 10% interest
  in 2800 North Central.....................................  $ 1,173
Assumption of deferred real estate tax liability related to
  Tower 45..................................................  $ 9,758
Conversion of MSAM debt to restricted stock.................  $12,299

     In addition to the above non-cash activities related to the formation transactions, during 1997, the Company declared a dividend of approximately $6,543,000 which was paid on January 15, 1998.

(11) RELATED PARTY TRANSACTIONS

     Under the terms of various management agreements, the Company and Tower Predecessor receive cost reimbursements and property management, leasing and tenant service fees from certain affiliates in which Tower Equities have ownership interests. Cost reimbursements are comprised primarily of salary and employee benefit recoveries and reimbursements of certain administrative costs. Fees and cost reimbursements derived from these agreements totaled approximately $0.2 million and $2.2 million for the period from January 1, 1997 through October 15, 1997 and for the year ended December 31, 1996, respectively.

(12) SHAREHOLDERS' EQUITY

  Preferred Stock

     The Board of Directors is authorized to provide for the issuance of 50,000,000 preferred shares in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restrictions thereof. As of December 31, 1997 no preferred shares were issued.

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  Partnership Operating Units

     The outstanding OP Units are redeemable at the option of the holder for a like number of common shares, or at the option of the Company, the cash equivalent thereof. Total OP Units outstanding at December 31, 1997, were 1,583,640.

  Share-Based Compensation Plans

     The Company has two fixed option plans which reserve shares of Common Stock for issuance to executives, key employees, and directors.

     During 1997 the Company adopted the disclosure-only provision of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the options described above because the exercise price of the options equaled the fair market value on the date of the grant. Had the compensation cost for these options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share for 1997 would have been reduced to the following pro forma amounts:

                                                                           NET INCOME PER
                                                             NET INCOME     COMMON SHARE
                                                             ----------    --------------
Period from March 27, 1997 through December 31, 1997.......    $3,796          $0.22

     The fair value of each share option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 6.4%; different risk-free interest rate of 5.94%, options with expected lives of 4 years; and volatility of 15.0% for all grants.

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its share-based compensation plans.

     A summary of the status of the Company's share options as of December 31, 1997, and the changes during the period ended on December 31, 1997 is presented below:

                                                                  1997
                                                      -----------------------------
                                                      # SHARES OF       WEIGHTED
                                                      UNDERLYING        AVERAGE
                                                        OPTIONS      EXERCISE PRICE
                                                      -----------    --------------
Outstanding at beginning of the year................         --            --
Granted.............................................    975,000           $26
Exercised...........................................         --            --
Forfeited...........................................         --            --
Expired.............................................         --            --
                                                        -------           ---
Outstanding at end of year..........................    975,000           $26
                                                        =======           ===
  Weighted-average fair value of options granted
     during the year................................                     2.27

  1997 Plan

     The 1997 plan provides for the granting of stock options, restricted stock and performance shares and incentive awards from time to time with respect to up to a number of shares of Common Stock equal to 9.5% of the total number of issued and outstanding shares of Common Stock (on a fully diluted basis the exchange of all OP Units for shares of Common Stock) to executive or other key employees of the Company. Stock options may be granted in the form of "incentive stock options" or non-statutory stock options, and are

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

exercisable for up to 10 years following the date of the grant. The exercise price of each option must be equal to or greater than the fair value of the Common Stock on the grant date. These options vest in three annual instalments beginning on the first anniversary of the date of grant.

  Directors' Plan

     A maximum of 200,000 shares of Common Stock will be issuable under the Directors' Plan to non-employee directors. The Directors' Plan will provide for the grant of options to purchase Common Stock.

     The Directors' Plan provides that each eligible director who is a member of the Board of Directors as of the date that the registration statement relating to the Offering is declared effective by the Securities and Exchange Commission (the "Commission") will be awarded nonqualified options to purchase 20,000 shares of Common Stock on the closing date of the Offering (each such director, a "Founding Director"). Each eligible director who is not a Founding Director (a "Non-Founding Director") will receive non-qualified options to purchase 20,000 shares of Common Stock on the date of the commencement of the term of office of such Non-Founding Director. The options granted Founding Directors upon effectiveness of the registration statement relating to the Offering will have an exercise price equal to the initial public offering price and will vest in three annual instalments beginning on the first anniversary of the date of grant, subject to the Director's continuous service through such vesting date. The exercise price of options under future grants will be 100% of the fair market value of the Common Stock on the date of grant. Upon termination of service as a director, options which have not vested will be forfeited and vested options may be exercised until they expire.

     As of December 31, 1997, there were 975,000 options outstanding with a weighted-average remaining contractual life of 9.7 years and a weighted-average exercise price of $26. None of these options were exercisable as of December 31, 1997.

(13) COMMITMENTS AND CONTINGENCIES

  Legal Matters

     As a result of its acquisition of the Properties, the Company is party to and has become a successor party-in-interest to certain legal proceedings arising in the ordinary course of the business. The Company believes it has adequate insurance and does not expect that these proceedings, in the aggregate, will have a material adverse effect on the financial position, operating results, or cash flows of the Company.

  Air Rights and Ground Leases

     On November 30, 1980 Tower Predecessor entered into an air rights lease agreement with the Village of Minneola which expires in May 2012, subject to the Company's right to extend the term pursuant to two 30-year renewal options. The lease provides for a current annual lease payment of $33,000, increasing to $46,500 in 2001.

     On November 30, 1986, Tower Predecessor entered into an agreement to lease for 250 years the air and corresponding development rights adjacent to one of the properties. The Operating Partnership has an option that is exercisable from November 1, 1996 through October 31, 2001 to acquire the lessor's site for a price, as of July 31, 1997, of $11 million. This price increases through the expiration of the option on October 31, 2001, at a rate of 50% of the percentage increase in the consumer price index as defined in the lease (approximately $13 million as of July 31, 1997). Upon the Company's exercise of this option, its obligation to pay rent under the air rights lease would automatically be eliminated.

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  Year 2000

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things a temporary inability process transactions, send invoices, or engage in similar normal business activity.

     The Company is currently in the process of completing its assessment of the impact of the year 2000 on its computer systems and property operations. Based on the results of their preliminary assessment, the Company does not believe that the year 2000 will have a material impact on the results of operations, cash flows or financial position of the Company.

  Environmental Matters

     The Company is not aware of any environmental issues at any of its properties. The Company believes it has sufficient insurance coverage at each of its properties.

  Other

     The Company is obligated, in accordance with its lease provisions, to provide certain tenants with tenant improvements.

(14) SAVINGS PLAN

     Effective January 1, 1994, Tower Predecessor adopted a 401(k) Savings Plan (the "Plan") for its employees. Under the Plan, as amended, employees, age 21 and older, are eligible to participate in the Plan immediately upon employment.

     Base salary and wages are eligible for contribution to the Plan. Participants may make salary deferral contributions from 1% to 15% per payroll period.

     The Plan provides that matching employer contributions are to be determined at the discretion of Tower Predecessor. Pursuant to the Offering, the Plan was transferred to the Company. There were no discretionary matching contributions for the years ended December 31, 1997, 1996 and 1995.

     Participants are immediately vested in their pre-tax contributions, and are vested in the Company's and Tower Predecessor's discretionary matching contributions after two years of service.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The Company determines the fair value based on the discounted future cash flows at a discount rate that approximates the Company's effective current borrowing rate. Except for the items noted below, the fair value of the Company's financial instruments is not significantly different than their carrying values at December 31, 1997.

                                             DECEMBER 31, 1997    DECEMBER 31, 1997
                                                FAIR VALUE         CARRYING VALUE
                                             -----------------    -----------------
                                                         (IN THOUSANDS)
Term Loan..................................      $107,977             $107,000

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

(16) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     Due to the impact of the Offering, related formation transactions, and the 22 properties acquired in conjunction with and subsequent to the Offering, the historical results of operations are not indicative of future results of operations. The following Pro Forma Condensed Statements of Income for the years ended December 31, 1997 and 1996 are presented as if the Offering and related formation transactions and property acquisitions had occurred at January 1, 1997 and January 1, 1996. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1997 and January 1, 1996, or to project results for any future periods.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                1997            1996
                                                              --------        --------
                                                               (IN THOUSANDS, EXCEPT
                                                                FOR PER SHARE DATA)
Total revenues..............................................  $94,107         $89,401
Net income..................................................  $17,984         $16,060
Net income per common share -- basic and dilutive...........  $  1.06         $  0.95

(17) SUBSEQUENT EVENTS

     On January 15, 1998, the Company completed its acquisition of a building in Arizona for a purchase price of $16.9 million. The Company funded this purchase through a drawdown on its Line of Credit. In addition, the Company entered into an agreement to purchase a Manhattan building for approximately $34.0 million.

     In addition, the Company drew down an additional $4.5 million on the Line of Credit to pay closing costs on its acquisition of 810 Seventh Avenue.

                                                                    SCHEDULE III

                            TOWER REALTY TRUST, INC.
                            AND PREDECESSOR COMPANY

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                              INITIAL COST
                                                       ---------------------------                    GROSS AMOUNT
                                                                                         COSTS        CARRIED AT CLOSE OF PERIOD
                                                                        BUILDING      CAPITALIZED     ------------
                                                                          AND          SUBSEQUENT       LAND AND
  PROPERTY NAME          LOCATION       ENCUMBRANCES       LAND       IMPROVEMENTS   TO ACQUISITION   IMPROVEMENTS
  -------------     ------------------  ------------   ------------   ------------   --------------   ------------
286 Madison Avenue  New York, New York  $        --    $  2,226,307   $ 8,754,798      $   44,793     $ 2,294,744
290 Madison Avenue  New York, New York           --       1,137,721     4,550,886           2,001       1,137,721
292 Madison Avenue  New York, New York           --       5,089,907    20,359,628         258,668       5,126,331
Tower 45            New York, New York   67,000,000      23,790,993   108,722,331         167,000      23,757,993
100 Wall Street     New York, New York           --      11,793,632    47,074,876               0      11,818,013
810 Seventh Avenue  New York, New York  100,000,000      30,317,000   119,826,465               0      30,317,000
120 Mineola Blvd.   Mineola, New York            --       2,740,776    11,862,871           2,376       2,740,776
5151 East Broadway  Tucson, Arizona              --       6,965,623    16,253,125               0       6,860,762
Corporate Center    Phoenix, Arizona     21,989,769       9,730,139    38,920,556           2,765       9,730,139
Century Plaza       Phoenix, Arizona             --       2,279,974     9,119,896         142,065       2,311,085
Black Canyon Loop   Phoenix, Arizona             --      11,676,671            --               0      11,676,671
One Orlando Center  Orlando, Florida     40,000,000      23,849,316    55,648,405          62,637      23,849,316
5750 Major Blvd.    Orlando, Florida             --       1,565,009     6,795,112       1,972,763       1,565,009
Maitland Forum      Maitland, Florida            --       5,708,302    24,886,810         117,944       5,685,810
Maitland West       Maitland, Florida            --       1,158,595     4,978,040             285       1,158,595
                                        ------------   ------------   ------------     ----------     ------------
                                        $228,989,769   $140,029,965   $477,753,799     $2,773,297     $140,029,965
                                        ============   ============   ============     ==========     ============


                         GROSS AMOUNT
                  CARRIED AT CLOSE OF PERIOD
                    ---------------------------
                    BUILDING AND                  ACCUMULATED      DATE OF            DATE         DEPRECIABLE
  PROPERTY NAME     IMPROVEMENTS      TOTAL       DEPRECIATION   CONSTRUCTION       ACQUIRED         (YEARS)
  -------------     ------------   ------------   ------------   ------------   -----------------  -----------
286 Madison Avenue  $ 8,799,591    $ 11,094,335    $   46,381      1929         October 16, 1997     S/L 40
290 Madison Avenue    4,552,887       5,690,608        23,703      1929         October 16, 1997     S/L 40
292 Madison Avenue   20,618,296      25,744,627       106,146      1955         October 16, 1997     S/L 40
Tower 45            108,889,331     132,647,324       974,770      1987         October 16, 1997     S/L 40
100 Wall Street      47,074,876      58,892,889       245,229      1975         October 16, 1997     S/L 40
810 Seventh Avenue  119,826,465     150,143,465             0      1970         December 31,1997     S/L 40
120 Mineola Blvd.    11,865,247      14,606,023       111,955      1983         October 16, 1997     S/L 40
5151 East Broadway   16,253,125      23,113,887        84,760      1975         October 16, 1997     S/L 40
Corporate Center     38,923,321      48,653,460       202,862      1975         October 16, 1997     S/L 40
Century Plaza         9,261,961      11,573,046        48,277       --          October 16, 1997     S/L 40
Black Canyon Loop            --      11,676,671             0      N/A          November 24,1997     N/A
One Orlando Center   55,711,042      79,560,358       289,835      1988         October 16, 1997     S/L 40
5750 Major Blvd.      8,767,875      10,332,884        60,988      1972         October 16, 1997     S/L 40
Maitland Forum       25,004,754      30,690,564       202,847      1986         October 16, 1997     S/L 40
Maitland West         4,978,325       6,136,920        46,393      1981         October 16, 1997     S/L 40
                    ------------   ------------    ----------
                    $480,527,096   $620,557,061    $2,444,146
                    ============   ============    ==========

                            TOWER REALTY TRUST, INC.
                             AND TOWER PREDECESSOR

     A summary of activity for real estate and accumulated depreciation is as follows:

                                                MARCH 27,      JANUARY 1,
                                                  1997-           1997-
                                               DECEMBER 31,    OCTOBER 15,
                                                   1997           1997          1996        1995
                                               ------------    -----------    --------    --------
Real estate:
  Balance at beginning of year...............         --        $169,619      $163,879    $163,326
  Additions to and improvement of real
     estate..................................    620,557           3,350         6,509         967
  Disposition of real estate.................         --                          (769)       (414)
                                                 -------        --------      --------    --------
     Balance at end of year..................    620,557        $172,969      $169,619    $163,879
                                                 =======        ========      ========    ========
Accumulated depreciation:
  Balance at beginning of year...............         --        $ 40,555      $ 35,741    $ 30,422
  Depreciation expense.......................      2,444           4,590         5,583       5,733
  Accumulated depreciation on real estate
     sold....................................         --                          (769)       (414)
                                                 -------        --------      --------    --------
     Balance at end of year..................      2,444        $ 45,145      $ 40,555    $ 35,741
                                                 =======        ========      ========    ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TOWER REALTY TRUST, INC.
                                      (Registrant)

                                By: /s/ Lawrence H. Feldman
                                  ------------------------------------------
                                  Lawrence H. Feldman, Chairman of the Board
                                  Chief Executive Officer and President


                                Date: March 30, 1998

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

              /s/ Lawrence H. Feldman                Chairman of the Board, Chief       March 30, 1998
---------------------------------------------------  Executive Officer and President
                Lawrence H. Feldman                  (principal executive officer)

                /s/ Thomas Woodward                  Controller (principal financial    March 30, 1998
---------------------------------------------------  officer)
                  Thomas Woodward

                 /s/ Robert L. Cox                   Executive Vice President, Chief    March 30, 1998
---------------------------------------------------  Operating Officer and Director
                   Robert L. Cox

               /s/ Stephen B. Siegel                 Director                           March 30, 1998
---------------------------------------------------
                 Stephen B. Siegel

               /s/ Esko I. Korhonen                  Director                           March 30, 1998
---------------------------------------------------
                 Esko I. Korhonen

                /s/ Robert M. Adams                  Director                           March 30, 1998
---------------------------------------------------
                  Robert M. Adams

               /s/ Richard M. Wisely                 Director                           March 30, 1998
---------------------------------------------------
                 Richard M. Wisely

              /s/ Lester S. Garfinkel                Director                           March 30, 1998
---------------------------------------------------
                Lester S. Garfinkel

               /s/ Francis X. Tansey                 Director                           March 30, 1998
---------------------------------------------------
                 Francis X. Tansey

               /s/ Russell C. Platt                  Director                           March 30, 1998
---------------------------------------------------
                 Russell C. Platt

                                 EXHIBIT INDEX

     The following exhibits are filed as part of this Annual Report on Form
10-K.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
     1.1**     Form of Underwriting Agreement
     2.1+      Sale-Purchase Agreement, dated December 31, 1997, between
               810 Partners LLC and BHONE Corp., as sellers, and 810 7th
               Avenue, L.P., as purchaser
     2.2+      Loan Agreement, dated December 31, 1997, by and between
               Credit Suisse First Boston Mortgage Capital LLC, as lender, and 810 7th Avenue, L.P., as borrower
     2.3+      Consolidated, Amended and Restated Mortgage Note, dated
               December 31, 1997, between Credit Suisse First Boston
               Mortgage Capital LLC and 810 7th Avenue, L.P.
     2.4+      Agreement of Principal, dated December 31, 1997, by Tower
               Realty Operating Partnership, L.P. and Credit Suisse First
               Boston Mortgage Capital LLC
     3.1**     Form of Amended and Restated Articles of Incorporation of
               the Company
     3.2**     Form of Amended and Restated By-Laws of the Company
     4.1**     Form of Common Stock Certificate for the Company
    10.1*      Form of Amendment and Restatement of Agreement of Limited
               Partnership of Tower Realty Operating Partnership, L.P., by
               and among Tower Realty Trust, Inc., as general partner,
               Lawrence H. Feldman, as initial Limited Partner, and the
               Persons set forth in Exhibit A thereto
    10.2*      Form of Exchange Rights Agreement
    10.3*      Form of Registration Rights Amendment
    10.4*      Form of Lock-up Agreement
    10.5**     Form of Tower Realty Trust, Inc. 1997 Incentive Plan
    10.6**     Form of Tower Realty Trust, Inc. Non-Employee Directors'
               Incentive Plan
    10.7***    Form of Employment Agreement between the Company and
               Lawrence H. Feldman
    10.8***    Form of Employment Agreement between the Company and Robert
               L. Cox
    10.9***    Form of Employment Agreement between the Company and Joseph
               D. Kasman
    10.10**    Form of Indemnification Agreement between the Company and
               its executive officers and directors
    10.11**    Purchase Agreement, dated as of March 31, 1997, among Tower
               Realty Trust, Inc., Tower Realty Operating Partnership, L.P.
               and each of the investors signatory thereto, as amended by the Purchase Agreement Supplement dated as of May 15, 1997,
               Purchase Agreement Supplement No. 2, dated as of May 29,
               1997, Purchase Agreement Supplement No. 3, dated as of May
               29, 1997, Purchase Agreement Supplement No. 4, dated as of
               July 9, 1997, Purchase Agreement Supplement No. 5, dated as of July 31, 1997
    10.12**    Contribution Agreement (OP Units-CXX Mineola Limited
               Partnership) by and among Tower Realty Operating
               Partnership, L.P. and Jeffrey Feldman
    10.13**    Amendment to Contribution Agreement by and among Tower
               Realty Operating Partnership, L.P. and Jeffrey Feldman
    10.14**    Second Amendment to Contribution Agreement by and between
               Tower Realty Operating Partnership, L.P. and Jeffrey Feldman
    10.15**    Contribution Agreement (Cash-Stellar Associates) by and
               among Tower Realty Operating Partnership, L.P. and Laurie
               Jacoby
    10.16**    First Amendment to Contribution Agreement by and between
               Tower Realty Operating Partnership, L.P. and Laurie Jacoby

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    10.17**    Contribution Agreement (OP Units) by and among Tower Realty
               Operating Partnership, L.P. and Bama Equities, Inc.
    10.18**    Amendment to Contribution Agreement by and among Tower
               Realty Operating Partnership, L.P. and Bama Equities, Inc.
    10.19**    Second Amendment to Contribution Agreement by and between
               Tower Realty Operating Partnership, L.P. and Bama Equities,
               Inc.
    10.20**    Contribution Agreement (Cash-Stellar Associates) by and
               among Tower Realty Operating Partnership, L.P. and Valerie
               Herts Kalnitzky
    10.21**    First Amendment to Contribution Agreement by and between
               Tower Realty Operating Partnership, L.P. and Valerie Hertz
               Kalnitzky
    10.22**    Assignment Agreement by Charles M. Kotick, as nominee (CXX)
    10.23**    Contribution Agreement by and between Tower Realty Operating
               Partnership, L.P. and Allan B. Mendelsohn, as Chapter 7
               Trustee of Edward Feldman
    10.24**    Option Agreement, dated as of July 28, 1997, by and between
               Tower Realty Operating Partnership, L.P. and Dana II
               Associates Limited Partnership
    10.25**    Option Agreement, dated July 28, 1997, by and between Tower
               Realty Operating Partnership, L.P. and Tower 45 Ventures
               Limited Partnership
    10.26**    Option Agreement, dated July 31, 1997, by and between Tower
               Realty Operating Partnership, L.P. and Feldman Tower 45,
               Inc.
    10.27**    Contribution Agreement between Maitland Property Investors,
               Limited and Tower Realty Operating Partnership, L.P., dated as of August 4, 1997

    10.28**    Non-Competition Agreement, dated as of August 4, 1997 among
               Tower Realty Operating Partnership L.P., Properties
               Atlantic, Inc., Clifford Stein and Reid Berman
    10.29** Assets Contribution Agreement, dated as of August 4, 1996, between Tower Realty Operating Partnership, L.P., and
               Properties Atlantic, Inc., Clifford Stein, and Reid Berman
    10.30** Option Agreement, dated as of July 28, 1997, by and between Tower Realty Operating Partnership, L.P. and Stellar
               Associates
    10.31** Option Agreement, dated as of July 28, 1997, by and between Tower Realty Operating Partnership, L.P. and Carlyle
               Industries, Inc.
    10.32** Option Agreement, dated as of July 31, 1997, by and between Tower Realty Operating Partnership, L.P. and 120 West 45th
               Street Associates
    10.33** Option Agreement, dated as of July 29, 1997, by and between Tower Realty Operating Partnership, L.P. and Richard Cooke,
               Craig Cooke and Brian Cooke
    10.34** Option Agreement, dated as of July 28, 1997, by and between Tower Realty Operating Partnership, L.P. and Charles B.
               Hickcox
    10.35** Option Agreement, dated as of July 31, 1997, by and between Tower Realty Operating Partnership, L.P. and Hazama T-45
    10.36** Option Agreement, dated as of July 25, 1997, by and between Tower Realty Operating Partnership, L.P. and Leo V. Berger
    10.37** Omnibus Option Agreement, dated as of July 31, 1997, by and between Tower Realty Operating Partnership, L.P. and Shoen
               U.S.A. Inc.
    10.38** Option Agreement, dated as of July 28, 1997, by and among Tower Realty Operating Partnership, L.P., Tower Equities
               Management, Inc. and Tower Equities and Realty Corp., CXX
               Mineola Management Corp., Forum Management and Realty Corp.,
               Madison 40/41 Management Corp., Tower 45 Asset Management
               Corp. and SJP Realty Corp.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    10.39**    Contribution Agreement by and between Reid Berman and Tower
               Realty Operating Partnership, L.P. dated as of July 31, 1997
    10.40**    Purchase Agreement by and among Tower Realty Operating
               Partnership, L.P. and Anthony DiLeonardo dated as of July
               31, 1997, as amended by Amendment No. 1 to Anthony
               DiLeonardo Purchase Agreement, dated as of September 18,
               1997
    10.41**    Purchase Agreement by and among Tower Realty Operating
               Partnership, L.P. and Carmela Carrano dated as of July 31,
               1997, as amended by Amendment No. 1 to Carmela Carrano
               Purchase Agreement, dated as of September 18, 1997
    10.42**    Contribution Agreement by and between Richard Wisely and
               Tower Realty Operating Partnership, L.P. dated as of July
               31, 1997
    10.43**    Contribution Agreement by and between Lawrence Stein and
               Tower Realty Operating Partnership, L.P. dated as of July
               31, 1997
    10.44**    Contribution Agreement by and between Lawrence H. Feldman
               and Tower Realty Operating Partnership, L.P. dated as of
               July 31, 1997
    10.45**    Contribution Agreement by and between Clifford L. Stein and
               Tower Realty Operating Partnership, L.P. dated as of July
               31, 1997
    10.46**    Contribution Agreement by and between Robert Adams and Tower
               Realty Operating Partnership, L.P. dated as of July 31, 1997
    10.47**    Contribution Agreement by and between Eric Reimer and Tower
               Realty Operating Partnership, L.P. dated as of July 31, 1997
    10.48**    Contribution Agreement by and between Reuben Friedberg and
               Tower Realty Operating Partnership, L.P. dated as of July
               31, 1997
    10.49**    Contribution Agreement by and between Joseph Kasman and
               Tower Realty Operating Partnership, L.P. dated as of July
               31, 1997
    10.50**    Contribution Agreement by and between Robert Cox and Tower
               Realty Operating Partnership, L.P. dated as of July 31, 1997
    10.51**    Contribution Agreement, dated as of July 31, 1997, by and
               among Tower Realty Operating Partnership, L.P. and Joseph
               Kasman
    10.52**    Option Agreement, dated as of May 8, 1997, by and among
               Tower Realty Operating Partnership, L.P. and Stanley B. Grey
    10.53**    Option Agreement, dated as of May 8, 1997, by and among
               Tower Realty Operating Partnership, L.P. and Michael C.
               Zerner
    10.54**    Letter Agreement, dated as of July 28, 1997, between Tower
               Realty Trust, Inc., Tower Realty Operating Partnership,
               L.P., General Electric Capital Corporation, General Electric
               Real Estate Equities, Inc., GENEL Company, Inc. and GEBAM,
               Inc.
    10.55**    Contribution Agreement by and among Tower Realty Trust,
               Inc., Tower Realty Operating Partnership, L.P. and DRA
               Opportunity Fund
    10.56**    Contribution Agreement by and among Tower Realty Trust,
               Inc., Tower Realty Operating Partnership, L.P. and Office
               Invest Sub LLC
    10.57**    Supplement and Amendment, dated as of September 11, 1997, to the Contribution Agreement by and among Tower Realty Trust,
               Inc., Tower Realty Operating Partnership, L.P. and Office
               Invest Sub LLC, as parties to the original Contribution
               Agreement, and Feldman MOT Portfolio Corp., Feldman FSA
               Corp., FSA Associates, L.P. and Lawrence H. Feldman
    10.58**    Purchase and Sale Agreement, dated as of March 31, 1997, by and between Tower Equities and Realty Corp. and Tower Realty
               Operating Partnership, L.P.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    10.59**    Purchase and Sale Agreement, dated as of September 11, 1997, by and between 100 Wall LLC and Tower Realty Operating
               Partnership, L.P.
   10.60***    Mortgage Loan Commitment, dated as of October 4, 1997, by
               and between Merrill Lynch Credit Corporation and one or more subsidiaries of Tower Realty Operating Partnership, L.P.
   10.61***    Form of Financial Advisory Fee Agreement by and between
               Merrill Lynch, Pierce, Fenner & Smith Incorporated, Tower
               Realty Trust, Inc. and Tower Realty Operating Partnership,
               L.P.
   10.62***    Form of Supplemental Representations, Warranties and
               Indemnity Agreement by and among Lawrence H. Feldman, Robert
               L. Cox, Joseph D. Kasman, Eric S. Reimer, Reuben Friedberg
               and Tower Realty Operating Partnership, L.P. and Tower
               Realty Trust, Inc.
   10.63***    Line of Credit Commitment, dated as of October 4, 1997, by and between Merrill Lynch Capital Corporation and Tower
               Realty Operating Partnership, L.P. and Tower Realty Trust,
               Inc.
    10.64**    Purchase and Sale Agreement, dated as of July 25, 1997, by and between RSH Associates, Joel Wiener, and Lawrence H.
               Feldman
    10.65**    Option Agreement, dated as of July 31, 1997, by and between
               Tower Realty Operating Partnership, L.P. and Carmela
               Carrano, as amended by Amendment No. 1 to Option Agreement, dated as of September 18, 1997
    10.66**    Option Agreement, dated as of July 31, 1997, by and between
               Tower Realty Operating Partnership, L.P. and Anthony
               DiLeonardo, as amended by Amendment No. 1 to Option
               Agreement, dated as of September 18, 1997
   10.67***    Option Agreement, dated as of September 27, 1997, by and
               between Orlando Option Holding, L.L.C. and Tower Realty
               Operating Partnership. L.P.
   10.68***    Assignment of Real Estate Agreement, dated as of September
               24, 1997, by and between Tower Equities and Realty Corp. and
               Tower Realty Operating Partnership, L.P.
   10.69***    Third Amendment to Escrow Instructions and Addendum thereto and Option Agreement, dated as of July 23, 1997, by and
               between Beardsley and I-17, L.L.C and Deer Valley Towne
               Center L.L.C and Crystal, Inc.
   10.70***    Phoenix Land Parcel Option Contract, dated as of September
               12, 1997, by and between Crystal, Inc. and Tower Realty
               Operating Partnership, L.P.
   10.71***    Form of Acquisition Advisory Fee Agreement
   10.72****    Stock Purchase Agreement, dated as of September 19, 1997, by and among Tower Realty Trust, Inc. and Carlyle Realty
               Partners, L.P. Carlyle Realty Qualified Partners, L.P.,
               Carlyle Realty Partners Sunrise, L.P. and Carlyle Realty
               Coinvestment, L.P.
    10.73      Revolving Credit Agreement, dated as of October 20, 1997, by and among Tower Realty Operating Partnership, L.P., the
               banks listed therein, Fleet National Bank, as administrative agent, Merrill Lynch & Co., as syndication agent and
               arranger, and Nationsbank, N.A., as documentation agent
    10.74      Consolidated, Amended and Restated Mortgage Note, dated as of November 26, 1997, made by Magnolia Associates, Ltd., 286
               Madison, L.P., 290 Madison, L.P. and 292 Madison, L.P.
               (collectively, the "Maker") in favor of Merrill Lynch
               Mortgage Capital Inc., as payer

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    10.75      Consolidated, Amended and Restated Fee and Subleasehold
               Mortgage, Security Agreement, Financing Statement, Fixture
               Filing and Assignment of Leases, Rents and Security
               Deposits, dated as of November 26, 1997, from Magnolia
               Associates, Ltd., 286 Madison, L.P., 290 Madison, L.P. and
               292 Madison, L.P., collectively as mortgagor, to Merrill
               Lynch Mortgage Capital Inc., as mortgagee
    10.76      Amended and Restated Assignment of Leases, Rents and
               Security Deposits, dated as of November 26, 1997, from
               Magnolia Associates, Ltd., 286 Madison, L.P., 290 Madison,
               L.P., and 292 Madison, L.P., collectively as assignor, to
               Merrill Lynch Mortgage Capital Inc., as assignee
    10.77      Amended and Restated Cash Collateral Account Security,
               Pledge and Assignment Agreement, dated as of November 26,
               1997, among Magnolia Associates, Ltd., as borrower, Chase
               Manhattan Bank, as agent, and Merrill Lynch Mortgage Capital
               Inc., as lender
    10.78      First Amendment to Mortgage, dated December 30, 1997, among
               Magnolia Associates, Ltd., as mortgagor, and Merrill Lynch
               Mortgage Capital Inc., as mortgagee
    21.1       Subsidiaries of the Company, as amended
    27.1       Financial Data Schedule

---------------
+ Incorporated by reference to the Company's Current Report on Form 8-K, dated December 31, 1997.

* Incorporated by reference to the Company's Registration Statement on Form S-11, dated August 6, 1997.

** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-11, dated September 23, 1997.

*** Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11, dated October 6, 1997.

**** Incorporated by reference to Amendment No. 4 to the Company's Registration
     Statement on Form S-11, dated October 9, 1997.