Form 10-Q
period 1998-03-31
TOWER REALTY TRUST INC
filed 1998-05-15
CIK 1037711

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

 [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 1998

                                       OR

 [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________ to ___________

 Commission File Number:  1-13375

                            TOWER REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)


                    Maryland                                   13-3938558
  (State or other jurisdiction of incorporation            (I.R.S. Employer
                 or organization)                          Identification No.)

             292 Madison Avenue, 3rd Floor, New York, New York 10017
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (212) 448-1864
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|  No |_|

      The number of shares of common stock, par value $0.01 per share, outstanding on May 12, 1998 was 16,950,255.

                            TOWER REALTY TRUST, INC.
                                      Index

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involves certain risks and uncertainties. The Company's actual results in future periods may be materially different from any future performance anticipated herein. Each forward-looking statement that the Company believes is material is accompanied by a cautionary statement or statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. In the context of forward-looking information provided in this Quarterly Report on Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.

PART I -- FINANCIAL INFORMATION                                                    Page
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets of Tower Realty Trust, Inc.
    (the "Company") as of March 31, 1998 (Unaudited) and December 31, 1997......     3

Condensed Consolidated Statement of Operations of the Company for
    the Three Months Ended March 31, 1998 (Unaudited) and Condensed
    Combined Statement of Operations of Tower Predecessor for the Three
    Months Ended March 31, 1997 (Unaudited).....................................     4

Condensed Consolidated Statement of Cash Flows of the Company for the Three
    Months Ended March 31, 1998 (Unaudited) and Condensed Combined Statement of
    Cash Flows of Tower Predecessor for the Three Months Ended March 31, 1997...     5

Notes to Condensed Consolidated and Combined Financial Statements...............     6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...................................................     12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............     17

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings......................................................     18

Item 2.  Changes in Securities and Use of Proceeds..............................     18

Item 3.  Defaults Upon Senior Securities........................................     18

Item 4.  Submission of Matters to a Vote of Security Holders....................     18

Item 5.  Other Information......................................................     18

Item 6.  Exhibits and Reports on Form 8-K.......................................     18

Signatures......................................................................     19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                            TOWER REALTY TRUST, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                   March 31,         December 31,
                                                                     1998                1997
                                                                  ------------       ------------
                           ASSETS                                 (Unaudited)
Real estate                                                          $ 642,203          $ 620,557
     Less: accumulated depreciation                                     (6,247)            (2,444)
                                                                     ---------          ---------
                                                                       635,956            618,113
Deferred charges, net                                                   10,745             11,495
Receivables, net                                                         4,283              3,820
Cash and cash equivalents                                               35,398              1,347
Escrowed cash                                                            6,212              6,373
Other assets                                                             9,212             12,537
Investments in joint ventures                                            2,614              2,411
                                                                     ---------          ---------
    Total assets                                                     $ 704,420          $ 656,096
                                                                     =========          =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Debt on real estate                                                  $ 228,939          $ 228,990
Line of credit                                                          45,900                 --
Accounts payable and accrued liabilities                                 6,274              7,494
Distributions payable                                                    7,873              6,543
Deferred real estate taxes                                              10,017              9,758
Other liabilities                                                        7,731              6,602
Amounts due to affiliates                                                  514                372
                                                                     ---------          ---------
    Total liabilities                                                  307,248            259,759
                                                                     ---------          ---------
Minority interest in Operating Partnership net of
    dividends declared                                                  36,503             33,920
                                                                     ---------          ---------
Stockholders' equity:
    Preferred shares 50,000,000 shares authorized,
        none issued and outstanding                                         --                 --
    Common shares, .01 par value, 150,000,000 shares
        authorized, 16,920,455 shares issued and outstanding               169                169
    Additional paid in capital                                         364,469            364,250
    Distribution in excess of accumulated earnings                      (3,969)            (2,002)
                                                                     ---------          ---------
        Total stockholders' equity                                     360,669            362,417
                                                                     ---------          ---------
        Total liabilities and stockholders' equity                   $ 704,420          $ 656,096
                                                                     =========          =========


   The accompanying notes are an integral part of these financial statements.

                            TOWER REALTY TRUST, INC.

          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                     Tower
                                                               The Company       Predecessor
                                                              (Consolidated)      (Combined)
                                                              For the Three      For the Three
                                                               Months Ended       Months Ended
                                                              March 31, 1998     March 31, 1997
                                                             ----------------    --------------
Revenues
    Rental income                                              $    25,750         $     6,945
    Management fees                                                     --                 257
    Construction, leasing and other fees                               194                 498
                                                               -----------         -----------
           Total revenue                                            25,944               7,700
                                                               -----------         -----------
Expenses
    Property operating and maintenance                               5,623               1,350
    Real estate taxes                                                3,612               1,196
    General and administrative                                       2,128               1,095
    Interest expense                                                 4,613               3,485
    Depreciation and amortization                                    4,323               1,698
    Ground rent/air rights expense                                     171                 150
                                                               -----------         -----------
           Total expenses                                           20,470               8,974
                                                               -----------         -----------

Equity in income of joint ventures and unconsolidated
     subsidiaries                                                      203                  34
                                                               -----------         -----------
Net income (loss) before minority interest                           5,677              (1,240)
Minority interest                                                      496                  --
                                                               -----------         -----------
     Net income (loss)                                         $     5,181         $    (1,240)
                                                               ===========         ===========

Net income per common share - basic and dilutive               $       .31
                                                               ===========

Weighted average number of common shares outstanding            16,920,455
Effect of dilutive securities                                           --
                                                               -----------

Weighted average number of dilutive shares outstanding          16,920,455
                                                               ===========

   The accompanying notes are an integral part of these financial statements.

                            TOWER REALTY TRUST, INC.

          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                       Tower
                                                                                  The Company       Predecessor
                                                                                (Consolidated)      (Combined)
                                                                                 For the Three     For the Three
                                                                                 Months Ended       Months Ended
                                                                                March 31, 1998     March 31, 1997
                                                                                --------------     --------------
Cash flows from operating activities
  Net income (loss)                                                                 $  5,181          $ (1,240)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                      4,323             1,698
    Amortization of deferred financing costs                                             142               172
    Unbilled rental income                                                            (1,529)              153
    Equity in income of joint ventures and unconsolidated                               (203)               --
       subsidiaries
    Changes in assets and liabilities
      Receivables                                                                      1,066            (1,327)
      Escrowed cash                                                                     (161)             (114)
      Other assets                                                                     3,325              (386)
      Deferred real estate taxes                                                         259                --
      Accounts payable and other liabilities                                           1,781             1,068
      Minority interest                                                                  228                --
      Other liabilities and amounts due to affiliates                                  1,362             2,907
                                                                                    --------          --------
         Net cash provided by operating activities                                    15,774             2,931
                                                                                    --------          --------

Cash flows from investing activities
  Acquisitions of real estate, joint venture interests and deferred charges          (17,349)             (750)
  Property and tenant improvements                                                    (3,680)             (693)
                                                                                    --------          --------
         Net cash used in investing activities                                       (21,029)           (1,443)
                                                                                    --------          --------

Cash flows from financing activities
  Proceeds from debt on real estate and other debt                                    45,900               474
  Repayments of debt on real estate                                                   (3,269)
  Partners' contributions, net                                                           (51)            1,165
  Distributions to limited partners                                                     (560)               --
  Distributions to common stockholders                                                (5,983)               --
                                                                                    --------          --------
         Net cash provided by (used in) financing activities                          39,306            (1,630)
                                                                                    --------          --------

Net increase (decrease) in cash and cash equivalents                                  34,051              (142)

Cash and cash equivalents, beginning of period                                         1,347             4,985
                                                                                    --------          --------
Cash and cash equivalents, end of period                                            $ 35,398          $  4,843
                                                                                    ========          ========

Note: The cash flows of the Company from March 27, 1997 through March 31, 1997 were not material and therefore have not been included on this statement (see Note 1).

   The accompanying notes are an integral part of these financial statements.

                            TOWER REALTY TRUST, INC.

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.      Organization and Basis of Presentation:

        Tower Realty Trust, Inc.

        Tower Realty Trust, Inc. (collectively with its subsidiaries, the "Company") was incorporated in the state of Maryland on March 27, 1997. The Company operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As of October 16, 1997, the Company consummated an initial public offering (the "Offering") of 13,817,250 shares of common stock, par value $0.01 per share (the "Common Stock") (including the exercise of the underwriters' over-allotment option of 1,802,250 shares) and effected concurrent private placements (the "Concurrent Private Placements") of 1,153,845 shares of Common Stock at a price of $26.00 per share and realized net proceeds therefrom of approximately $353.35 million. In addition, in connection with the formation transactions (the "Formation Transactions") relating to the Offering, including the acquisition of certain property interests and the cancellation of certain indebtedness, the Company issued 1,949,360 shares of Common Stock. Upon consummation of the Offering, the Company acquired a sole 1% general partner interest in Tower Realty Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), and a 91.4% limited partner interest in the Operating Partnership. At March 31, 1998, the Company had a 1% general partnership interest and a 89.9% limited partner interest in the Operating Partnership.

        The Company was formed to continue and expand the commercial real estate business of Tower Equities & Real Estate Corp. and its affiliates (collectively with its predecessor entities and affiliates, "Tower Equities"), including developing, acquiring, owning, renovating, managing, and leasing office properties in the Manhattan, Phoenix, Tucson, and Orlando markets. Upon consummation of the Offering and the Formation Transactions, the Operating Partnership owned or had interests in 21 office properties (the "Initial Properties"). On December 31, 1997, the Company purchased the approximately 700,000 square foot office tower located at 810 Seventh Avenue in Midtown Manhattan for approximately $150.0 million, including closing costs, and on January 16, 1998, the Company purchased the approximately 126,000 square foot Blue Cross/Blue Shield office complex located in Phoenix, Arizona for $16.9 million (see Note 2). The Initial Properties, together with the 810 Seventh Avenue and Blue Cross/Blue Shield properties, are collectively referred to as the "Properties." The Company also owns or has an option to acquire four parcels of land adjacent to four properties (the "Development Parcels"), which can support 2.2 million rentable square feet of development. In November 1997, the Company exercised its option to purchase one of the optioned Development Parcels located in Phoenix, Arizona for approximately $10.3 million.

        On March 31, 1997 interests in certain partnerships, properties and limited liability companies were contributed to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership (the "OP Units"). Certain of these interests were owned by the Operating Partnership after consummation of the Offering. Simultaneously with such contribution of interests, the Company issued $12.3 million of notes to certain investors advised by Morgan Stanley Asset Management, Inc. ("MSAM"). The notes were collateralized by certain of the Properties. Upon completion of the Offering, all notes were converted into Common Stock of the Company.

        The net proceeds from the Offering were contributed to the Operating Partnership in exchange, in part, for the Company's approximate 91.4% interest therein. The Operating Partnership used the proceeds received from the Company, the $107.0 million net cash proceeds from the Company's term loan facility (the "Term Loan"), borrowed concurrent with and subsequent to the Offering and approximately $12.3 million of proceeds received from MSAM from the conversion of the Notes into common stock, as follows: (i) approximately $281.0 million for repayment of certain indebtedness (including associated prepayment penalties) relating to the Initial Properties and the partnerships that own the Initial Properties (the "Property

                            TOWER REALTY TRUST, INC.

       NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--
                                   (Continued)

        Partnerships"), (ii) approximately $137.0 million to acquire certain equity, debt and fee interests in the Initial Properties; (iii) approximately $3.1 million to pay for commitment fees and expenses related to the Term Loan and the Company's $200.0 million unsecured line of credit (the "Line of Credit"); (iv) approximately $3.0 million to pay transfer taxes and other expenses associated with the acquisition of the Initial Properties; and (v) the remaining approximately $48.6 million for working capital.

        The Tower Equities management and leasing companies and Properties Atlantic, Inc. management and leasing company (which, prior to the Offering, was controlled and operated by Clifford Stein, Managing Director, Southeast Region of the Company) contributed an undivided 95% interest in the assets of such companies to the Operating Partnership, which, in turn, recontributed such assets to Tower Equities Management, Inc. (the "Management Company") in exchange for 100% of the non-voting stock and 5% of the voting stock in the Management Company (which entitles the Company to receive 95% of the dividends of the Management Company).

        The Management Company and each of the members of Tower Equities that hold interests in seven retail properties that continue to be owned by Tower Equities after the consummation of the Offering (the "Excluded Properties") entered into management agreements with respect to each of the Excluded Properties. In consideration for the services to be provided under the management agreements, the Management Company receives a property management fee and applicable construction fees and leasing commissions which are determined by reference to existing market areas for similar transactions.

        Tower Predecessor

        The following entities comprising the Tower Predecessor were controlled and managed by Tower Equities, all of which were controlled by Lawrence
        H. Feldman, Chairman of the Board, Chief Executive Officer and President of the Company:

                                                       Lawrence H. Feldman's
                                                       Ownership Percentage              Location
                                                       ---------------------        ------------------
        Tower 45                                                  6%                  New York City
        120 Mineola Boulevard                                     5%                  Long Island, NY
        Maitland Forum                                           15%                  Maitland, FL
        Maitland Center Parkway (3 properties)                   90%                  Maitland, FL
        5750 Major Boulevard (purchased in October 1996)          6%                  Orlando, FL
        Management Companies                                     90%                  New York City and
                                                                                      Maitland, FL

        Lawrence H. Feldman owned a majority general partnership interest in the partnerships owning these properties. Accordingly, the Tower Predecessor financial statements reflect, on a combined basis, 100% of the assets, liabilities and operations of these properties.

        Lawrence H. Feldman held a non-controlling interest in the partnerships that owned the following properties listed below. Lawrence H. Feldman was a general partner in these partnerships, and DRA Advisors, Inc. ("DRA") was the managing general partner. These properties are collectively referred to as the DRA Joint Ventures. The Tower Predecessor financial statements reflect the investments in the DRA Joint Ventures using the equity method of accounting. Upon consummation of the Offering, the Company purchased all of the partnership interests in the DRA Joint Ventures:

                            TOWER REALTY TRUST, INC.

       NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--
                                   (Continued)


                                                 Lawrence H. Feldman's
                                                 Ownership Percentage                Location
                                                 ----------------------       -----------------------
        286 Madison Avenue                                  3%                  New York City
        290 Madison Avenue                                  3%                  New York City
        292 Madison Avenue                                  3%                  New York City
        Corporate Center Building (6 properties)           20%                  Phoenix, AZ
        5151 East Broadway                                  3%                  Tucson, Arizona
        One Orlando Center                                  3%                  Orlando, Florida

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

        Basis of Presentation

        The condensed consolidated balance sheet of the Company as of March 31, 1998, and the related condensed consolidated statement of operations and cash flows for the three month period ended March 31, 1998 are unaudited. The condensed combined statement of operations and cash flows of Tower Predecessor as of March 31, 1997 are also unaudited. The condensed consolidated balance sheet as of December 31, 1997 has been derived from the audited consolidated financial statements of the Company as presented in the Company's Annual Report on Form 10-K as of December 31, 1997. The financial statements of the Company and Tower Predecessor have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for a complete presentation of these financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three months ended March 31, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1997 audited financial statements and notes thereto, included in its annual report on Form 10-K for the fiscal year ended December 31, 1997.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions are related to the recoverability and depreciable lives of real estate. Actual results could differ from those estimates.

        Net income per common share has been computed by dividing net income applicable to common stockholders by the weighted average number of Common Shares outstanding (16,920,455). A total of 975,000 shares were reserved for issuance under stock options. The effect of the outstanding options has been excluded from the calculation of net income per common share as these options had an antidilutive effect in the current period.

                            TOWER REALTY TRUST, INC.

       NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--
                                   (Continued)

2.      Acquisition of Real Estate:

        During the three months ended March 31, 1998, the Company, through the Operating Partnership, acquired the Blue Cross/Blue Shield office complex, an approximately 126,000 square foot twin office building located in the Northwest submarket of Phoenix, Arizona for $16.9 million. In conjunction with this acquisition, the Company drew down funds from its Line of Credit (see Note 3).

3.      Line of Credit:

        Upon consummation of the Offering, the Company entered into a $200.0 million Line of Credit with Merrill Lynch Capital Corporation. The Line of Credit may be used, among other things, to finance acquisitions of additional office properties, to refinance existing indebtedness, and for general working capital requirements. In the first quarter of 1998, the Company drew down $45.9 million on the Line of Credit. These funds were primarily drawn upon for the acquisition of the Blue Cross/Blue Shield office complex in Phoenix, the pending closing of the acquisition of the property located at 90 Broad Street in New York City (the "90 Broad Property") and to fund capital improvements for the properties. Due to the extension of the final closing on 90 Broad Property, funds drawn for that closing were returned in early April 1998 (See Note 8). The final closing of the 90 Broad Property occurred on May 6, 1998, for which the Company subsequently drew down approximately $29.0 million on its Line of Credit. As of March 31, 1998, approximately $45.9 million was outstanding under the Line of Credit.

        In conjunction with its Line of Credit, the Company must maintain certain financial ratios:

         i. Total outstanding indebtedness must not exceed 55% of Total Value (as defined in the Line of Credit) during the first year of the facility and must not exceed 50% thereafter.

        ii. Collateral indebtedness must not exceed 40% of Total Value (as defined) during the first year of the facility and 35% thereafter.

        iii.   Recourse indebtedness cannot exceed 5% of Total Value
               (as defined).

        iv. Other financial covenants that must be met by the Company include interest expense and fixed charges to debt ratios, among others.

        As of March 31, 1998, the Company has complied with the financial debt covenants.

        As a general policy, the Company intends to maintain a debt policy limiting the Company's total consolidated indebtedness plus its pro rata share of joint venture debt to 50% of the Company's total market capitalization. As of March 31, 1998, the debt to total market capitalization, including the Company's 10% interest in the debt of 2800 North Central, was 43%. This includes amounts which were drawn relating to the pending acquisition of the 90 Broad Property, for which title had not transferred to the Company as of that date.

        The Company pays interest on the outstanding amounts on the Line of Credit at LIBOR (London Interbank Offered Rate) plus 150 basis points (weighted average of 7.3% for the three months ended March 31, 1998). Interest expense on the Line of Credit for the period ended March 31, 1998 amounted to approximately $330,000.

        In connection with the acquisition of 810 Seventh Avenue, the Company incurred a $100 million mortgage loan from Credit Suisse First Boston Mortgage Capital LLC that matures on December 31, 1998. The

                            TOWER REALTY TRUST, INC.

       NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--
                                   (Continued)

        Company is currently refinancing the $100.0 million mortgage payable related to 810 Seventh Avenue with a fixed rate mortgage in the amount of approximately $75.0 million, payable at rates approximately 120 basis points over the 10-year treasury rate, together with a drawdown on the Line of Credit in the amount of approximately $25 million. It is expected that this new mortgage debt will be subject to an increase to approximately $90.0 million over a six to nine month period subject to the satisfaction of certain leasing criteria.

4.      Distribution:

        On March 17, 1998, the Company declared a cash distribution for the first quarter of 1998 in the amount of $.4225 per share and OP Unit which was paid on April 15, 1998 to stockholders and OP Unitholders of record on March 31, 1998. The distributions were paid in April 1998 totaling approximately $7.8 million.

        On December 19, 1997, the Company declared a cash distribution for the period from October 16, 1997 through December 31, 1997 in the amount of $.3536 per share or OP Unit which was paid on January 19, 1998 to stockholders and OP Unitholders of record as of December 31, 1997. The distributions were paid in January 1998 totalling approximately $6.5 million.

5.      Supplemental Disclosure of Non-Cash Investing and Financing Activities:

        The Company issued 129,032 OP Units on March 6, 1998 relating to the contribution to the Operating Partnership of the entity that held the management agreement related on the 810 Seventh Avenue property.

6.      Recently Issued Accounting Standards:

        The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income, which includes items which have been formerly reported as a component of stockholders' equity. SFAS 130 does not have an impact on the Company's financial statements.

        During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which are effective for the fiscal years beginning after December 15, 1998. In addition, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue No. 97-11 "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11").

        SOP 98-5 requires that certain costs incurred in conjunction with start-up activities be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. EITF 97-11 requires that the internal pre-acquisition costs of identifying and acquiring operating property be expensed as incurred.

        Management believes that, when adopted, SOP 98-5 and SOP 98-1 will not have a significant impact on the Company's financial statements. EITF 97-11 was adopted during the first quarter of fiscal 1998 and resulted in the Company having to expense internal property acquisition costs they would have otherwise capitalized.

                            TOWER REALTY TRUST, INC.

       NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--
                                   (Continued)

7.      Commitments and Contingencies:

        The Company is party to and has become a successor party-in-interest to certain legal proceedings arising in the ordinary course of business. The Company believes it has adequate insurance and does not expect that these proceedings, in the aggregate, will have a material adverse effect on the operations, cash flows or financial position of the Company.

8.      Subsequent Events:

        On May 6, 1998, the Company acquired the 90 Broad Property, a 335,000 square foot, 25 story downtown New York City office building located in the center of the city's financial district, for approximately $34.3 million. In connection therewith, the Company drew down an additional $29.0 million under the Line of Credit.

        On April 18, 1998, Mr. Joseph D. Kasman resigned as Senior Vice President and Chief Financial Officer of the Company. Pursuant to, and under the terms and conditions of, his employment agreement with the Company, severance payments will be payable over the course of a 12-month period in monthly installments of approximately $46,000.

9.      Pro Forma Financial Information (Unaudited):

        Due to the impact of the Offering and the Formation Transactions, the Properties acquired concurrent with and subsequent to the Offering (including the acquisition of the 90 Broad Property as discussed in Note
        8), the historical results of operations are not indicative of future results of operations. The following Pro Forma Information for the three months ended March 31, 1998 and March 31, 1997 are presented as if the Offering and the Formation Transactions and all property acquisitions, including the acquisitions of the Blue Cross/Blue Shield office complex and the 90 Broad Property, which occurred subsequent to December 31, 1997, had occurred at January 1, 1998 and 1997. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1998 and 1997, or to projected results for any future periods.


                                                                              Three Months Ended
                                                                                  March 31,
                                                                                 (Unaudited)
                                                                         ----------------------------
                                                                             1998            1997
                                                                         ------------    ------------
                                                                                (in thousands,
                                                                            except per share data)
        Total revenues                                                   $     27,432    $     25,290
        Net income                                                       $      5,213    $      4,723
        Net income per common share - basic and dilutive                 $        .31    $        .28

10.     Reclassification

        Certain prior year amounts have been reclassified to conform to the current year presentation.

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involves certain risks and uncertainties. The Company's actual results in future periods may be materially different from any future performance anticipated herein. Each forward-looking statement that the Company believes is material is accompanied by a cautionary statement or statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. In the context of forward-looking information provided in this Quarterly Report on Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Overview and Recent Developments

        The Company was incorporated in the State of Maryland on March 27, 1997. The Company operates so as to qualify as a REIT for federal income tax purposes. As of October 16, 1997, the Company consummated the Offering of 13,817,250 shares of Common Stock (including the exercise of the underwriters' over-allotment option of 1,802,250 shares) and effected the Concurrent Private Placements of 1,153,845 shares of Common Stock at a price of $26.00 per share and realized net proceeds therefrom of approximately $353.35 million. In addition, in connection with the Formation Transactions relating to the Offering, including the acquisition of certain property interests and the cancellation of certain indebtedness, the Company issued 1,949,360 shares of Common Stock. Upon consummation of the Offering, the Company acquired a sole 1% general partner interest in the Operating Partnership, and a 91.4% limited partner interest in the Operating Partnership. At March 31, 1998, the Company had a 1% general partner interest and a 89.9% limited partner interest in the Operating Partnership.

        The Company was formed to continue and expand the commercial real estate business of Tower Equities, including developing, acquiring, owning, renovating, managing, and leasing office properties in the Manhattan, Phoenix, Tucson and Orlando markets. Upon consummation of the Offering and the Formation Transactions, the Operating Partnership owned or had interests in the Initial Properties. On December 31, 1997, the Company purchased the approximately 700,000 square foot office located at 810 Seventh Avenue in Midtown Manhattan for approximately $150.0 million, including closing costs, and on January 16, 1998, the Company purchased the approximately 126,000 square foot Blue Cross/Blue Shield office complex located in Phoenix, Arizona for $16.9 million. The Company also owns or has an option to acquire the Development Parcels, which can support 2.2 million rentable square feet of development. In November 1997, the Company exercised its option to purchase one of the optioned Development Parcels located in Phoenix, Arizona for approximately $10.3 million.

        On March 31, 1997 interests in certain partnerships, properties and limited liability companies were contributed to the Operating Partnership in exchange for OP Units in the Operating Partnership. Certain of these interests were owned by the Operating Partnership after consummation of the Offering. Simultaneously with such contributions of interests, the Company issued $12.3 million of notes to certain investors advised by MSAM. The notes were collateralized by certain of the properties. Upon completion of the Offering, all notes were converted into Common Stock of the Company.

        Results of Operations

        The results of operations for the three month period ended March 31, 1998 and the three month period ended March 31, 1997 include the operations of the Company and Tower Predecessor, respectively. Consequently, the comparison of the periods provides only limited information regarding the operations of the Company as currently constituted.

        Comparison of Three Months Ended March 31, 1998 to the Three Months Ended March 31, 1997

        Total revenues increased by $18.2 million, or 236.9%, to $25.9 million in 1998 as compared to $7.7 million in 1997. Rental income increased by $18.8 million, or 270.6%, to $25.7 million in 1998 as compared to $6.9 million in 1997, primarily as a result of the Properties acquired concurrent with and subsequent to the Offering, as described above. Rental income for the three months ended March 31, 1998 included (i) $7.8 million of rental income from the Properties previously held by DRA (these properties were reflected as an 18% investment on the equity method of accounting by Tower Predecessor) and (ii) rental revenues of $9.8 million from 100 Wall, Century Plaza, 810 Seventh Avenue and the Blue Cross/Blue Shield office complex, properties acquired concurrent with or subsequent to the Offering. The remaining increase in rental income can be attributed to an increase in base rent, primarily resulting from (i) an increase in leasing activity from the date of the Offering and (ii) additional unbilled rent resulting from the effect of re-straightlining the lease payments over the remaining lease terms from the date of the Offering.

        Management fee income decreased by $0.2 million, or 100.0% to $0 in 1998. These fees relate to services provided to the Properties (which have been eliminated since the consummation of the Offering) as well as services to third-party properties (which fees are reflected in the Management Company in 1998).

        Total expenses in 1998 increased by $11.5 million, or 128.1%, to $20.4 million from $8.9 million in 1997 primarily as a result of the inclusion of the DRA Properties and the properties purchased concurrent with and subsequent to the Offering. Expenses, excluding interest and depreciation and amortization, as a percentage of total revenue decreased from 49.2% in 1997 to 44.5% in 1998, reflecting economies of scale realized from spreading fixed costs over larger total revenues. Property operating and maintenance increased as a percentage of revenue due to the inclusion of the properties located in Arizona, where utility costs are typically higher. The components of expenses, excluding interest and depreciation and amortization, as a percentage of total revenue are as follows:


                                                            Three Months
                                                           Ended March 31,
                                                        ---------------------
                                                          1998        1997
                                                        ---------  ----------
        Property operating and maintenance                 21.7%       17.5%
        Real estate taxes                                  13.9        15.5
        General and administrative                          8.2        14.2
        Ground rent/air rights                              0.7         2.0
                                                        -------    --------
                 Total                                     44.5%       49.2%
                                                        =======    ========

        Interest expense increased by $1.2 million to $4.7 million in 1998 as compared to $3.5 million in 1997 as a result of new acquisitions, utilization of the Line of Credit and proceeds from the Term Loan for new acquisitions and capital expenditures.

        Depreciation and amortization increased by $2.4 million, or 141.2%, to $4.1 million in 1998 as compared to $1.7 million in 1997 due to depreciation of additional properties in 1998 as compared to 1997.

        Equity in joint ventures and unconsolidated subsidiaries increased by approximately $.2 million primarily as a result of the operations of the Management Company, which is accounted for as an unconsolidated subsidiary in 1998.

        Minority interest, which did not exist at March 31, 1997, pertains to interests in certain partnerships, properties and Properties Atlantic which were contributed to the Operating Partnership in exchange for OP Units concurrent with and subsequent to the Offering.

        Net income increased by $6.3 million to $5.1 million in 1998 as compared to a net loss of $1.2 million in 1997, as a result of the acquisition of properties and other reasons.

        Funds From Operations

        The Company generally considers Funds from Operations an appropriate measure of liquidity of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. "Funds from Operations", as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructurings and gains (losses) on sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, Funds from Operations should be considered in conjunction with net income (loss), determined in accordance with GAAP, as presented in the unaudited consolidated and combined financial statements of the Company and Tower Predecessor, respectively, and notes thereto included elsewhere in the Form 10-Q. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of the Company's performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of liquidity or ability to make distributions.

        The following is a reconciliation of Net Income to Funds from Operations for the three months ended March 31, 1998 and March 31, 1997.



                                                                The Company              Tower Predecessor
                                                                Consolidated                  Combined
                                                             Three Months Ended          Three Months Ended
                                                               March 31,1998               March 31,1997
                                                          ------------------------    ------------------------
        Net income                                              $      5,181                $   (1,240)

        Add:
        Real estate depreciation and amortization                      4,323                      1,698
        Real estate depreciation and amortization of
           unconsolidated joint venture                                    8                        203
        Minority interest                                                496                          -
                                                                ------------                -----------
                Funds from Operations                           $     10,008                $       661
                                                                ============                ===========
                Funds from Operations available
                    for Stockholders                            $      9,133
                                                                ============

        Liquidity and Capital Resources

        Cash and cash equivalents were $35.4 million and $1.3 million at March 31, 1998 and December 31, 1997, respectively. The significant increase in cash and cash equivalents is a result of drawing down of $45.9 million on the Line of Credit and cash flows from operations of $15.8 million, net of approximately $21.0 million for additions to real estate (primarily as a result of the $16.9 million purchase of the Blue Cross/Blue Shield office complex), and $6.5 million relating to distributions to stockholders and OP Unitholders.

        The remaining cash at March 31, 1998 was available to complete the purchase of the 90 Broad Property. This transaction was not completed in early April, as anticipated, and excess funds in the amount of $25.5 million were returned to the lender of the Line of Credit on April 3, 1998, pending completion of the acquisition. The remaining cash was utilized to make the April 15, 1998 $7.8 million distribution to stockholders and OP Unitholders.

        The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, and deferred real estate taxes. The Properties require periodic investment of capital for tenant-related capital expenditures and for general capital improvements. In addition, the Company has adopted a policy of paying regular quarterly distributions on its Common Stock and OP Units. Based upon its cash and cash equivalents as of March 31, 1998, its expected cash flows from operations and the funds available under the Line of Credit, the Company expects to meet its cash requirements for the foreseeable future.

        The Line of Credit has a three-year term and bears interest at the rate of approximately 150 basis points over LIBOR (London Interbank Offered
        Rate). As of March 31, 1998, $45.9 million was outstanding under the Line of Credit.

        In conjunction with its Line of Credit the Company must maintain certain financial ratios:

               i. Total outstanding indebtedness must not exceed 55% of Total Value (as defined in the Line of Credit) during the first year of the facility and must not exceed 50% thereafter.

               ii. Collateral indebtedness must not exceed 40% of Total Value (as defined) during the first year of the facility and 35% thereafter.

               iii. Recourse indebtedness cannot exceed 5% of Total Value (as defined).

               iv. Other financial covenants that must be met by the Company include interest expense and fixed charges to debt ratios, among others.

        As of March 31, 1998, the Company has complied with the financial debt covenants.

        As a general policy, the Company intends to maintain a debt policy limiting the Company's total consolidated indebtedness plus its pro rata share of joint venture debt to 50% of the Company's total market capitalization. As of March 31, 1998, the debt to total market capitalization, including the Company's 10% interest in the debt of 2800 North Central, was 43%. This includes amounts which were drawn relating to the pending acquisition of the 90 Broad Property, for which title had not transferred to the Company as of that date.

        In connection with the acquisition of 810 Seventh Avenue, the Company incurred a $100 million mortgage loan from Credit Suisse First Boston Mortgage Capital LLC that matures on December 31, 1998. The Company is currently refinancing the $100.0 million mortgage payable related to 810 Seventh Avenue with a fixed rate mortgage in the amount of approximately $75.0 million, payable at rates approximating 120 basis points over the 10-year treasury rate, together with a drawdown on the Company's Line of Credit in the amount of approximately $25.0 million. This mortgage debt will be subject to an increase to $90.0 million over a six to nine month period subject to certain conditions.

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

        Subsequent Events

        On May 6, 1998, the Company acquired the 90 Broad Property, a 335,000 square foot, 25 story downtown New York City office building located in the center of the city's financial district, for approximately $34.3 million. In connection therewith, the Company drew down an additional $29.0 million under the Line of Credit.

        On April 18, 1998, Mr. Joseph D. Kasman resigned as Senior Vice President and Chief Financial Officer of the Company. Pursuant to, and under the terms and conditions of, his employment agreement with the Company, severance payments will be payable over the course of a 12-month period in monthly installments of approximately $46,000.

        Recently Issued Accounting Standards

        The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income, which include items which have been formerly reported as a component of stockholders' equity. SFAS 130 does not have an impact on the Company's financial statements.

        During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which are effective for the fiscal years beginning after December 15, 1998. In addition, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue No. 97-11 "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11").

        SOP 98-5 requires that certain costs incurred in conjunction with start-up activities be expenses. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. EITF 97-11 requires that the internal pre-acquisition costs of identifying and acquiring operating property be expensed as incurred.

        Management believes that, when adopted, SOP 98-5 and SOP 98-1 will not have a significant impact on the Company's financial statements. EITF 97-11 was adopted during the first quarter of fiscal 1998 and resulted in the Company having to expense internal property acquisition costs they would have otherwise capitalized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

                           PART II - OTHER INFORMATION

        Item 1.  Legal Proceedings.

        The Company is party to and has become a successor party-in-interest to certain legal proceedings arising in the ordinary course of business. The Company believes it has adequate insurance and does not expect that these proceedings, in the aggregate, will have a material adverse effect on the operations, cash flows or financial position of the Company.

        Item 2.  Changes in Securities and Use of Proceeds.

        On March 6, 1998, the Operating Partnership privately issued 129,032 Class B OP Units in connection with the acquisition of the entity that held the management contract on the 810 Seventh Avenue property. At the time of the issuance, the Class B OP Units were valued at $23.25 per unit. On April 1, 1998, the Class B OP Units automatically converted into standard OP Units. The Operating Partnership's private issuance of these OP Units was made in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

        Item 3.  Defaults Upon Mortgages and Notes Payable.

        None.

        Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

        Item 5.  Other Information.

        None.

        Item 6.  Exhibits and Reports on Form 8-K.

        a)     Exhibits

               The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

        b)     Reports on Form 8-K:

               A current report on Form 8-K, dated December 31, 1997 and filed on January 14, 1998 and Form 8-K/A, dated December 31, 1997 and filed on March 2, 1998, was filed by the Company with respect to the acquisition by a wholly-owned subsidiary of the Company of an office building located at 810 Seventh Avenue in New York City.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             TOWER REALTY TRUST, INC.



Date:   May 15, 1998         By:  /s/ Lester S. Garfinkel
                                 ---------------------------------------------
                                 Name:  Lester S. Garfinkel
                                 Title: Executive Vice President -- Finance and
                                        Administration and Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)

                                  Exhibit Index

        The following exhibits are filed as part of this Quarterly Report on Form 10-Q.



Exhibit No.                                  Description
-----------                                  -----------
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

2.4+ Agreement of Principal, dated December 31, 1997, by Tower Realty Operating Partnership, L.P. to Credit Suisse First Boston Mortgage Capital LLC

10.1 Second Amendment and Restatement of Agreement of Limited Partnership of Tower Realty Operating Partnership, L.P., dated March 6, 1998

27.1              Financial Data Schedule

---------------

+ Incorporated by reference to the Company's Current Report on Form 8-K, dated
  December 31, 1997.