Form 10-Q
period 1998-06-30
TOWER REALTY TRUST INC
filed 1998-08-18
CIK 1037711

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

       (Mark One)

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               .................................................

                                       OR

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...................to ...........................

Commission file number: 1-13375
                        ........................................................

                            TOWER REALTY TRUST, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Maryland                                           13-3938558
--------------------------------                       -------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

             292 Madison Avenue 3rd Floor, New York, New York 10017
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 448-1864
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ----       ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of common stock, par value $0.01 per share, outstanding on August 12, 1998 was 16,959,355.

                            TOWER REALTY TRUST, INC.


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

                                      INDEX

Part I -- FINANCIAL INFORMATION                                                                            Page
                                                                                                          Number
                                                                                                          ------
Item 1.  Financial Statements (unaudited).

              Condensed  Consolidated  Balance  Sheets of Tower Realty Trust,  Inc. (the  "Company") as of
              June 30, 1998 and December 31, 1997............................................................3

              Condensed  Consolidated  Statements  of Operations of the Company for the Three Months Ended
              June 30,  1998 and 1997 and Condensed  Combined Statement of Operations of Tower Predecessor
              for the Three Months Ended June 30, 1997.......................................................4

              Condensed  Consolidated  Statements of  Operations  for the Company for the Six Months Ended
              June 30,  1998 and 1997 and Condensed  Combined Statement of Operations of Tower Predecessor
              for the Six Months Ended June 30, 1997.........................................................5

              Condensed  Consolidated  Statements  of Cash Flows of the Company for the Three Months Ended
              June 30,  1998 and 1997 and Condensed  Combined Statement of Cash Flows of Tower Predecessor
              for the Six Months ended June 30, 1997.........................................................6

              Notes to Condensed Consolidated and Combined Financial Statements..............................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................20

Part II -- OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................21

Item 2.  Changes in Securities and Use of Proceeds..........................................................22

Item 3.  Defaults Upon Senior Securities....................................................................22

Item 4.  Submission of Matters to a Vote of Security Holders................................................22

Item 5.  Other Information..................................................................................23

Item 6.  Exhibits and Reports on Form 8-K...................................................................23

Signatures..................................................................................................24

                         PART 1 -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            TOWER REALTY TRUST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                             (Dollars in thousands)

         ASSETS                                                       June 30, 1998          December 31, 1997
                                                                   --------------------    ----------------------

Real estate                                                          $    679,837            $    620,557
Less: accumulated depreciation                                            (10,074)                 (2,444)
                                                                   --------------------    ----------------------
                                                                          669,763                 618,113

Deferred charges, net                                                      12,285                  11,495
Receivables, net                                                            7,384                   3,820
Cash and cash equivalents                                                  10,728                   1,347
Escrowed cash                                                               2,962                   6,373
Other  assets                                                               9,888                  12,537
Investments in joint ventures                                               2,701                   2,411
                                                                   --------------------    ----------------------

Total assets                                                         $    715,711            $    656,096
                                                                   ====================    ======================


              LIABILITIES AND STOCKHOLDERS' EQUITY

Debt on real estate                                                  $    228,863            $    228,990
Line of credit                                                             57,680                       -
Accounts payable and accrued liabilities                                    8,365                   7,494
Distributions payable                                                       7,877                   6,543
Deferred real estate taxes payable                                          9,468                   9,758
Other liabilities                                                           9,021                   6,602
Amounts due to affiliates                                                     285                     372
                                                                   --------------------    ----------------------

         Total liabilities                                                321,559                 259,759
                                                                   --------------------    ----------------------

Minority interest in Operating Partnership net of
   dividends declared                                                      35,599                  33,920
                                                                   --------------------    ----------------------

Stockholders' equity:
     Preferred shares 50,000,000 shares authorized,
       none issued and outstanding                                              -                       -
Common shares, .01 par value, 150,000,000 shares authorized,
     16,959,355 shares issued and outstanding                                 169                     169
Additional paid in capital                                                365,814                 364,250
Distribution in excess of accumulated earnings                             (7,430)                 (2,002)
                                                                   --------------------    ----------------------

     Total stockholders' equity                                           358,553                 362,417
                                                                   --------------------    ----------------------

         Total liabilities and stockholders' equity                  $    715,711            $    656,096
                                                                   ====================    ======================

   The accompanying notes are an integral part of these financial statements.


                                             TOWER REALTY TRUST, INC.
                           CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                 (Dollars in thousands, except per share amounts)
                                                                                                         Tower
                                               The Company                  The Company               Predecessor
                                         (Consolidated) For the          (Consolidated) For         (Combined) For
                                           Three Months Ended             the Three Months         the Three Months
                                              June 30, 1998             Ended June 30, 1997              Ended
                                                                                (1)                  June 30, 1997
Revenues:
    Rental income                           $    28,340                    $         -                 $     6,576
    Management fees                                   -                              -                         (12)
    Construction, leasing and other fees            300                             33                         (24)
                                             -------------------            ---------------            --------------
         Total revenues                          28,640                             33                       6,540
                                             -------------------            ---------------            --------------
Expenses:
    Property operating and maintenance            6,353                              -                       1,353
    Real estate taxes                             3,605                              -                       1,135
    General and administrative                    2,712                              -                         651
    Interest expense                              5,283                            176                       3,543
    Depreciation and amortization                 4,320                              -                       1,796
    Ground rent/air rights expense                  171                              -                         149
    Sale of the Company                             950                              -                           -
    Severance and other compensation
      costs                                       1,443                              -                           -
                                             -------------------            ---------------            --------------
         Total expenses                          24,837                            176                       8,627
                                             -------------------            ---------------            --------------
Equity in income of joint ventures
and unconsolidated subsidiaries                      87                             60                          34

Net income (loss) before extraordinary
    gain on early extinguishment of
    debt and minority interest                    3,890                            (83)                     (2,053)
    and minority interest
Extraordinary gain on early
    extinguishment of debt                            -                              -                       6,475

Minority interest                                  (354)                             -                           -
                                            --------------------           ---------------             ---------------
         Net income (loss)                  $     3,536                    $       (83)                $     4,422
                                            ====================           ===============             ===============

Net income per common share - basic
    and dilutive                            $      0.21
                                            ====================
Weighted average number of common
    shares outstanding-basic and dilutive    16,945,408
                                            --------------------

(1) The Company (Consolidated) for the three months ended June 30, 1997 represents operations from March 27, 1997 (date of inception) to June 30, 1997.

   The accompanying notes are an integral part of these financial statements.



                                             TOWER REALTY TRUST, INC.
                           CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                 (Dollars in thousands, except per share amounts)


                                                     The Company             The Company                  Tower
                                                   (Consolidated)        (Consolidated) For      Predecessor (Combined)
                                                     For the Six           the Six Months          For the Six Months
                                                    Months Ended                Ended              Ended June 30, 1997
                                                    June 30, 1998         June 30, 1997(1)
Revenues:
  Rental income                                       $   54,090             $        -              $      13,521
  Management fees                                              -                      -                        245
  Construction, leasing and other fees                       494                     33                        474
                                                     -----------             --------------         --------------
               Total revenues                             54,584                     33                     14,240
                                                     -----------             --------------         --------------
Expenses:
Property operating and maintenance                        11,976                      -                      2,703
Real estate taxes                                          7,217                      -                      2,331
General and administrative                                 4,840                      -                      1,746
Interest expense                                           9,896                    176                      7,028
Depreciation and amortization                              8,643                      -                      3,494
Ground rent/air rights expense                               342                      -                        299
Sale of the Company                                          950                      -                          -
Severance and other compensation costs                     1,443                      -                          -
                                                     -----------             --------------         --------------
               Total expenses                             45,307                    176                     17,601
                                                     -----------             --------------         --------------
Equity in income of joint ventures and
   unconsolidated subsidiaries                               290                     60                         68

Net income (loss) before extraordinary gain on
   early extinguishment of debt and minority
   interest                                                9,567                    (83)                    (3,293)

Extraordinary gain on early extinguishment of
   debt                                                        -                      -                      6,475
Minority interest                                           (854)                     -                          -
                                                     -----------             --------------         --------------
   Net income (loss)                                  $    8,713             $      (83)             $       3,182
                                                     ===========             ==============         ===============

Net income per common share - basic and dilutive
                                                      $    0.51
                                                     ===========
Weighted average number of common shares
   outstanding - basic and dilutive                   16,933,070
                                                     ===========

(1)   The  Company  (Consolidated)  for the six months  ended June 30,  1997 represents  operations from March 27, 1997 (date of inception) to June
      30, 1997.

   The accompanying notes are an integral part of these financial statements.



                                             TOWER REALTY TRUST, INC.
                           CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                              (Dollars in thousands)

                                                     The Company              The Company               Tower Predecessor
                                                 (Consolidated) For        (Consolidated) For          (Combined) For the
                                                   the Six Months            the Six Months             Six Months Ended
                                                 Ended June 30, 1998      Ended June 30, 1997             June 30, 1997


Cash flows from operating activities:
   Net income (loss)                                  $    8,713            $        (83)                  $    3,182
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
      Depreciation and amortization                        8,643                       -                        3,494
      Amortization of deferred financing costs               860                       -                          345
      Unbilled rental income                              (3,206)                      -                          662
      Extraordinary gain on early
        extinguishment of debt                                 -                       -                       (6,475)
      Equity in income of joint ventures and
        unconsolidated subsidiaries                         (250)                    (60)                           -
      Changes in assets and liabilities:
        Receivables                                         (358)                      -                         (660)
        Escrowed cash                                      3,411                       -                           (8)
        Other assets                                       2,690                       -                           49
        Deferred real estate taxes liability                (290)                      -                            -
        Accounts payable and other liabilities             5,200                   1,689                         (281)
        Minority interest                                    854                       -
        Other liabilities and amounts due to
           affiliates                                      2,322                       -                        3,617
        Stock compensation to
           employees                                         682                       -                            -
                                                 --------------------     ---------------------      ------------------------
           Net cash provided by operating
              activities                                  27,952                   1,546                        3,925
                                                 --------------------     ---------------------       ----------------------

Cash flows from investing activities:
      Acquisitions of real estate, joint
        venture interests and deferred charges           (61,629)                 (7,640)                       (2,757)
      Contribution to Management company                       -                       -                          571
      Increase in due from affiliates                          -                  (1,182)                           -
                                                 --------------------     ---------------------       ----------------------
           Net cash used in investing
              activities                                 (61,629)                 (8,822)                      (2,186)
                                                 --------------------     ---------------------       ----------------------

Cash flows from financing activities:
      Proceeds from debt on real estate and
        other debt                                       114,900                   7,279                        2,186
      Repayments of debt on real estate                  (57,627)                      -                       (4,612)
      Partners' contributions, net                             -                       -                           28
      Distributions to  OP Unitholders                    (1,284)                      -                            -
      Distributions to common stockholders               (13,131)                      -                            -
      Proceeds from issuance of common stock                   -                       1                            -
      Proceeds from Lawrence H. Feldman in
         lieu of OP Units                                    200                       -                            -
                                                 --------------------     ---------------------       ----------------------

           Net cash provided by (used in)
              financing activities                        43,058                   7,280                       (2,398)
                                                 --------------------     ---------------------       ----------------------

Net increase (decrease) in cash and cash
   equivalents                                             9,381                       4                         (659)

Cash and cash equivalents, beginning of period             1,347                       -                        4,985
                                                 ====================     =====================       ======================

Cash and cash equivalents, end of period              $   10,728            $          4                   $    4,326
                                                 ====================     =====================       ======================

   The accompanying notes are an integral part of these financial statements.


                            TOWER REALTY TRUST, INC.

                       NOTES TO CONDENSED CONSOLIDATED AND
                          COMBINED FINANCIAL STATEMENTS

1.    Organization  and Basis of Presentation:

       Tower Realty Trust, Inc.

       Tower Realty Trust, Inc. (collectively with its subsidiaries, the "Company") was incorporated in the state of Maryland on March 27, 1997. The Company operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As of October 16, 1997, the Company consummated an initial public offering (the "Offering") of 13,817,250 shares of common stock, par value $0.01 per share (the "Common Stock") (including the exercise of the underwriters' over-allotment option of 1,802,250 shares) and effected concurrent private placements (the "Concurrent Private Placements") of 1,153,845 shares of Common Stock at a price of $26.00 per share and realized net proceeds therefrom of approximately $353.35 million. In addition, in connection with the formation transactions (the "Formation Transactions") relating to the Offering, including the acquisition of certain property interests and the cancellation of certain indebtedness, the Company issued 1,949,360 shares of Common Stock. Upon consummation of the Offering, the Company acquired a sole 1% general partner interest in Tower Realty Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership") and a 90.4% limited partner interest in the Operating Partnership. At June 30, 1998, the Company had a 1% general partnership interest and a 90.0% limited partner interest in the Operating Partnership.

       The Company was formed to continue and expand the commercial real estate business of Tower Equities & Real Estate Corp. and its affiliates
       (collectively with its predecessor entities and affiliates, "Tower Equities"), including developing, acquiring, owning, renovating, managing, and leasing office properties in the Manhattan, Phoenix, Tucson, and Orlando markets. Upon consummation of the Offering and the Formation Transactions, the Operating Partnership owned or had interests in 21 office properties (the "Initial Properties"). On (i) December 31, 1997, the Company purchased the approximately 700,000 square foot office tower located at 810 Seventh Avenue in midtown Manhattan ("810 Seventh Avenue") for approximately $150.0 million, including closing costs, (ii) January 16, 1998, the Company purchased the approximately 126,000 square foot Blue Cross/Blue Shield office complex located in Phoenix, Arizona ("Blue Cross/Blue Shield") for $16.9 million (see Note 4) and (iii) May 6, 1998, the Company purchased the approximately 335,000 square foot, 25 story downtown New York City office building located on 90 Broad Street (the "90 Broad Property") for approximately $34.3 million (see Note 4). The Initial Properties, together with 810 Seventh Avenue, Blue Cross/Blue Shield and the 90 Broad Property, are collectively referred to herein as the "Properties." The Company also owns or has an option to acquire four parcels of land adjacent to four properties (the "Development Parcels"), which can support 2.2 million rentable square feet of development. In November 1997, the Company exercised its option to purchase one of the optioned Development Parcels located in Phoenix, Arizona for approximately $10.3 million.

       On March 31, 1997, interests in certain partnerships, properties and limited liability companies were contributed to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership (the "OP Units"). Certain of these interests were owned by the Operating Partnership after consummation of the Offering. Simultaneously with such contribution of these interests, the Company issued $12.3 million of notes (the "MSAM Notes") to certain investors advised by Morgan Stanley Asset Management, Inc. ("MSAM"). The MSAM Notes were collateralized by certain interests in the Properties. Upon completion of the Offering, all MSAM Notes were converted into Common Stock of the Company.

       The net proceeds from the Offering were contributed to the Operating Partnership in exchange, in part, for the Company's approximate 91.4% interest therein. The Operating Partnership used the proceeds received from the Company, the $107.0 million net cash proceeds from the Company's term loan facility (the "Term Loan"), borrowed concurrent with and subsequent to the Offering and approximately $12.3 million of proceeds received from MSAM from the conversion of the MSAM Notes into Common Stock, as follows: (i) approximately $281.0 million for repayment of certain indebtedness (including associated prepayment penalties) relating to the Initial Properties and the partnerships that own the Initial Properties (the "Property

                            TOWER REALTY TRUST, INC.

                       NOTES TO CONDENSED CONSOLIDATED AND
                   COMBINED FINANCIAL STATEMENTS--(Continued)

       Partnerships"), (ii) approximately $137.0 million to acquire certain equity, debt and fee interests in the Initial Properties; (iii)
       approximately $3.1 million to pay for commitment fees and expenses related to the Term Loan and the Company's $200.0 million unsecured line of credit (the "Line of Credit"); (iv) approximately $3.0 million to pay transfer taxes and other expenses associated with the acquisition of the Initial Properties; and (v) the remaining approximately $48.6 million for working capital.

       The Tower Equities management and leasing companies and Properties Atlantic, Inc. management and leasing company (which, prior to the Offering, was controlled and operated by Clifford L. Stein, Managing Director, Southeast Region of the Company) (collectively, the "Predecessor Management Companies") contributed an undivided 95% interest in the assets of such companies to the Operating Partnership, which, in turn, recontributed such assets to Tower Equities Management, Inc. (the "Management Company") in exchange for 100% of the non-voting stock and 5% of the voting stock in the Management Company (which entitles the Company to receive 95% of the dividends of the Management Company).

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

       Tower Predecessor

       The following entities comprising the Tower Predecessor were controlled and managed by Tower Equities, all of which were controlled by Lawrence
       H. Feldman, the former Chairman of the Board, Chief Executive Officer and President of the Company (see Note 10):



                                                                 Lawrence H. Feldman's
                                                                  Ownership Percentage                Location
                                                              -----------------------------  ---------------------------

       Tower 45                                                            6%                   New York City
       120 Mineola Boulevard                                               5%                   Long Island, NY
       Maitland Forum                                                     15%                   Maitland, FL
       Maitland Center Parkway (3 properties)                             90%                   Maitland, FL
       5750 Major Boulevard (purchased in October 1996)                    6%                   Orlando, FL
       Predecessor Management Companies                                   90%                   New York City and
                                                                                                Maitland, FL

       Lawrence H. Feldman owned a majority general partnership interest in the partnerships owning these properties. Accordingly, the Tower Predecessor financial statements reflect, on a combined basis, 100% of the assets, liabilities and operations of these properties.

       Lawrence H. Feldman held a non-controlling interest in the partnerships that owned the properties listed below. Lawrence H. Feldman was a general partner in these partnerships and DRA Advisors, Inc. ("DRA") was the managing general partner. These properties are collectively referred to as the "DRA Joint Ventures." The Tower Predecessor financial statements reflect the investments in the DRA Joint Ventures using the equity method of accounting. Upon consummation of the Offering, the Company purchased all of the partnership interests in the DRA Joint Ventures:

                            TOWER REALTY TRUST, INC.

                       NOTES TO CONDENSED CONSOLIDATED AND
                   COMBINED FINANCIAL STATEMENTS--(Continued)


                                                                  Lawrence H. Feldman's
                                                                   Ownership Percentage             Location
                                                                ---------------------------    --------------------

         286 Madison Avenue                                                 3%                   New York City
         290 Madison Avenue                                                 3%                   New York City
         292 Madison Avenue                                                 3%                   New York City
         Corporate Center Building (6 properties)                          20%                   Phoenix, AZ
         5151 East Broadway                                                 3%                   Tucson, Arizona
         One Orlando Center                                                 3%                   Orlando, Florida

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


       Basis of Presentation

       The condensed consolidated balance sheet of the Company as of June 30, 1998, the condensed consolidated statements of operations and cash flows of the Company for the three and six month periods ended June 30, 1998, the condensed consolidated statement of operations and cash flows of the Company for the three month period ended June 30, 1997 and the condensed combined statements of operations and cash flows for the three and six month periods ended June 30, 1997 of Tower Predecessor are unaudited. The Company's condensed consolidated balance sheet as of December 31, 1997 and the condensed consolidated statement of operations and cash flows for the six months ended June 30, 1997 have been derived from the respective audited consolidated financial statements. The unaudited financial statements of the Company and Tower Predecessor have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. They do not include all of the disclosures required by generally accepted accounting principles for a complete presentation of these unaudited financial statements. In the opinion of management, all adjustments (consisting of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be obtained for the full year. These financial statements should be read in conjunction with the December 31, 1997 audited financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 997.

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

       Net income per common share has been computed by dividing net income applicable to common stockholders by the weighted average number of Common Shares outstanding (16,945,408 and 16,933,070) for the three and six months ended June 30, 1998. A total of 975,000 shares were reserved for issuance under the Company's 1997 Incentive Plan and Non-Employee Directors' Stock Option Plan. The effect of the outstanding options has been excluded from the calculation of net income per common share as these options had an antidilutive effect in the current period.

2. Sale of the Company:

       On July 9, 1998, the Company entered into an agreement (the "Merger Agreement") relating to the merger of the Company with Metropolitan Partners LLC, a newly formed joint venture between Reckson Associates Realty Corp. ("Reckson") and Crescent Real Estate Equities Company ("Crescent"). The Merger Agreement

                            TOWER REALTY TRUST, INC.

                       NOTES TO CONDENSED CONSOLIDATED AND
                   COMBINED FINANCIAL STATEMENTS--(Continued)

       and the transactions contemplated thereunder (collectively, the "Merger") were approved by the Company's Board of Directors on July 8, 1998.

       Pursuant to the Merger Agreement, each share of the Company's Common Stock will be exchanged, at the election of each Company stockholder, for either $24 in cash or .4615 of a share, par value $.01 per share, of Reckson common stock and .3523 of a share of beneficial interest, par value $.01 per share, of Crescent (the "Crescent Shares") in lieu of the $24 in cash (such fractions of shares being subject to downward adjustments if the stock prices of Reckson common stock and Crescent Shares increase by more than 7% after July 7, 1998) for up to an aggregate of 40% of the total consideration payable in the transaction. In addition, if a stockholder of the Company elects to receive Reckson common stock and Crescent Shares, they will be entitled to share in the benefit of up to, and including, a 7% increase in the value of each share of Reckson common stock and Crescent Shares after July 7, 1998. If, however, there has been an increase of more that 7% in the stock price of either Reckson common stock or Crescent Shares, then the exchange ratio for the applicable common stock will be adjusted downward in proportion to the increase in excess of 7%, such that Company stockholders who receive Reckson and Crescent stock will receive fewer shares. As a result, the benefit of any appreciation in the stock value of either Reckson common stock or Crescent Shares is effectively limited to 7%.

       It is expected  that the Merger will be completed  during the second half
       of  calendar  1998,   subject  to  satisfaction   of  customary   closing
       conditions, including the approval of the Company's stockholders.

       In connection with the Merger and other strategic initiatives explored by the Company (the "Initiatives"), the Company entered into an agreement with Merrill Lynch & Co. ("Merrill Lynch") on April 16, 1998 whereby Merrill Lynch acts as the exclusive financial advisor to the Company in connection with the Initiatives. Pursuant to the terms of this agreement, Merrill Lynch is entitled to .6% of the aggregate purchase price paid to the Company for its sale upon closing of the applicable sale agreement. If the Merger does not occur as anticipated, the Company will be responsible for payments in the amount of approximately $1.0 million to Merrill Lynch. As of June 30, 1998, the Company has charged $0.25 million to operations, representing the retainer portion under the agreement, which is included in the Sale of the Company item on the condensed consolidated statements of operations.

       Other items relating to the Initiatives that have been included in the Sale of the Company item for the three and six month periods ended June 30, 1998 consist of legal, accounting and consulting fees incurred through June 30, 1998. The Company anticipates that significant additional costs will be incurred through the date that the Merger is completed.

3.    Severance and Other Compensation Costs:

       On April 18, 1998, Joseph D. Kasman resigned as Senior Vice President and Chief Financial Officer of the Company. Pursuant to, and under the terms and conditions of, his employment agreement with the Company, severance payments will be payable over the course of a 12-month period in monthly installments of approximately $46,000. A severance provision of approximately $556,000.00 has been charged to operations during the second quarter of 1998.

       During the second quarter of 1998, Lawrence H. Feldman transferred approximately 28,900 OP Units and $200,000 of cash to the Company, and in turn, the Company issued 28,900 shares of Common Stock and $200,000 of cash to four current and former employees for their efforts during the time of the Offering. In connection with this event, the Company recorded $887,000 of compensation expense during the second quarter of 1998.

4.    Acquisition of Real Estate:

       During the six months ended June 30, 1998, the Company, through the Operating Partnership, acquired the Blue Cross/Blue Shield office complex, an approximately 126,000 square foot twin office building located in the Northwest submarket of Phoenix, Arizona for $16.9 million and the 90 Broad Property, a 335,000 square foot, 25 story downtown New York City office building located in the center of the city's financial district,

                            TOWER REALTY TRUST, INC.

                       NOTES TO CONDENSED CONSOLIDATED AND
                   COMBINED FINANCIAL STATEMENTS--(Continued)

       for approximately $34.3 million. In conjunction with these acquisitions, the Company drew down funds from its Line of Credit.

5.    Line of Credit:

       Upon consummation of the Offering, the Company entered into the Line of Credit with Merrill Lynch Capital Corporation. The Line of Credit may be used, among other things, to finance acquisitions of additional office properties, to refinance existing indebtedness and for general working capital requirements. As of June 30, 1998, the Company has an outstanding balance under the Line of Credit Facility of $57.4 million. The funds were primarily drawn upon for the acquisitions of Blue Cross/Blue Shield and the 90 Broad Street Property and to fund capital improvements for the Properties.

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

       As of June 30, 1998, the Company has complied with the financial debt covenants.

       As a general policy, the Company intends to maintain a debt policy limiting the Company's total consolidated indebtedness plus its pro rata share of joint venture debt to 50% of the Company's total market capitalization. As of June 30, 1998, the debt to total market capitalization, including the Company's 10% interest in the debt of 2800 North Central, was 43%.

       The Company pays interest on the outstanding amounts on the Line of Credit at LIBOR (London Interbank Offered Rate) plus 150 basis points (weighted average of 7.3% for the six months ended June 30, 1998). Interest expense on the Line of Credit for the period ended June 30, 1998 amounted to approximately $1.4 million.

       As a result of the acquisition of 810 Seventh Avenue, the Company has a $100.0 million mortgage loan from Credit Suisse First Boston Mortgage Capital LLC that matures on December 31, 1998.

       During  the  second   quarter  of  1998  the  Company   has   capitalized
       approximately $525,000 of interest costs pursuant to Statement of Financial Accounting Standards 34, "Capitalization of Interest Cost," related to properties that are under development or in construction and not ready for their intended use.

6.    Distribution:

       On June 19, 1998, the Company declared a cash distribution for the second quarter of 1998 in the amount of $.4225 per share and OP Unit which was paid on July 15, 1998 to stockholders and OP Unitholders of record on June 30, 1998. The distributions totalled approximately $7.9 million.

       On March 17, 1998, the Company declared a cash distribution for the first quarter of 1998 in the amount of $.4225 per share and OP Unit which was paid on April 15, 1998 to stockholders and OP Unitholders of record on March 31, 1998. The distributions totalled approximately $7.8 million.

                            TOWER REALTY TRUST, INC.

                       NOTES TO CONDENSED CONSOLIDATED AND
                   COMBINED FINANCIAL STATEMENTS--(Continued)

       On December 19, 1997, the Company declared a cash distribution for the period from October 16, 1997 through December 31, 1997 in the amount of $.3536 per share or OP Unit which was paid on January 19, 1998 to stockholders and OP Unitholders of record as of December 31, 1997. The distributions totalled approximately $6.5 million.

7.    Supplemental Disclosure of Non-Cash Investing and Financing Activities:

       The Company issued 129,032 OP Units on March 6, 1998 relating to the contribution to the Operating Partnership of the entity that held the management agreement on the 810 Seventh Avenue property.

       During the second quarter of 1998, Lawrence H. Feldman transferred approximately 28,900 OP Units and $200,000 of cash to the Company, and in turn, the Company issued 28,900 shares of Common Stock and paid $200,000 of cash to four current and former employees for their efforts during the time of the Offering. The transaction has been accounted for as a contribution of capital with corresponding charge to compensation expense in the accompanying financial statements.

       In connection with the acquisition of the 90 Broad Property, the Company assumed $280,000 in debt.

8.    Recently Issued Accounting Standards:

       Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income, which includes items which have been formerly reported as a component of stockholders' equity. SFAS 130 does not have an impact on the Company's financial statements.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes disclosure standards for information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Management expects to adopt this standard in connection with the preparation of the 1998 annual financial statements. When adopted, SFAS 131 will require the Company to report additional geographic information based on the Company's major geographic areas of focus.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for years beginning after June 15, 1999. The Company's management believes that this statement will not have a material impact on the Company's financial statements.

       During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which are effective for the fiscal years beginning after December 15, 1998. In addition, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue No. 97-11 "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). SOP 98-5 requires that certain costs incurred in conjunction with start-up activities be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. EITF 97-11 requires that the internal pre-acquisition costs of identifying and acquiring operating property be expensed as incurred. Management believes that, when adopted, SOP 98-5 SOP 98-1 will not have a significant impact on the Company's financial statements. EITF 97-11 was adopted during the first quarter of fiscal 1998 and resulted in the Company having to expense internal property acquisition costs they would have otherwise capitalized.

                            TOWER REALTY TRUST, INC.

                       NOTES TO CONDENSED CONSOLIDATED AND
                   COMBINED FINANCIAL STATEMENTS--(Continued)

9.    Commitments and Contingencies:

       The Company is party to and has become a successor party-in-interest to certain legal proceedings arising in the ordinary course of business. The Company believes it has adequate insurance and does not expect that these proceedings, in the aggregate, will have a material adverse effect on the operations, cash flows or financial position of the Company.

       The Company has written agreements with several key members of management for severance and stay bonuses. The amounts described in these agreements will be triggered upon a change in control as defined in the agreements and are of a significant nature. These amounts will have a material adverse effect on the financial position, cash flows and operations of the Company upon a change in control of the Company.

       In the event of a termination of the Merger Agreement (as described in Note 2) by the Company, the Company will be subject to a termination fee pursuant to the terms of the Merger Agreement. This fee ranges from $1.75 million to $9.0 million to each of Reckson and Crescent and is dependent on the reasons for termination.

       On or about July 10, 1998 a complaint was filed in the U.S. District Court for the Southern District of New York (the "Complaint") against a Tower Equities management company, the Company, three of the Company's subsidiaries and one former officer and director of the Company (collectively, the "Defendants") in which the plaintiff alleges she was discriminated against in the terms and conditions of her employment on the basis of her religion in violation of federal, state and city statutes. The plaintiff was never employed by the Company and was not employed by any of the other Defendants at the time of the formation of the Company in March 1997. The Defendants deny the allegations and intend to vigorously defend the action. An answer to the Complaint is scheduled to be filed on September 30, 1998. The Company does not expect that this action will have a material adverse effect on its operations, cash flows or financial position.

       In addition, in July 1998, David Miller, a purported stockholder of the Company, commenced a putative class action against the Company and certain of its then directors and officers in the Supreme Court of New York, New York County, captioned Miller v. Adams, et al., Index No. 98113363 (Sup. Ct. of N.Y. Co.) (the "Miller Action"). The Miller Action challenges, among other things, the process employed by the Company and its directors in reviewing and approving the Merger and the fairness of the terms of the Merger to the Company's public stockholders. Among other things, the Miller Action seeks injunctive relief or, in the alternative, rescission and monetary damages of an unspecified amount. The Company intends to contest the Miller Action vigorously.

10.   Subsequent Events:

       Subsequent to June 30, 1998 the Company entered into the Merger Agreement wherein the Company agreed to be acquired by a joint venture formed by Reckson Associates Realty Corp. and Crescent Real Estate Equities Company (see Note 2).

       On August 3, 1998 Lawrence H. Feldman resigned from his positions as Chairman of the Board, Chief Executive Officer and President of the Company. In connection with his resignation, the Company expects to pay Mr. Feldman a severance payment equal to 2.99 times his "base amount" as described in his employment agreement and as defined in Section 280G of the Internal Revenue Code of 1986, as amended, payable over a twelve month period or approximately $84,273 per month. This severance amount of approximately $1.0 million will be charged to operations by the Company during the third quarter of 1998.


11.   Pro Forma Financial Information:

       Due to the impact of the Offering and the Formation Transactions, the Properties acquired concurrent with and subsequent to the Offering, the historical results of operations are not indicative of future results of operations. The following Pro Forma Information for the six months ended June 30, 1998 and June 30, 1997 are presented as if the Offering and the Formation Transactions and all property acquisitions, including the acquisitions of the Blue Cross/Blue Shield office complex and the 90 Broad Property, which occurred

                            TOWER REALTY TRUST, INC.

                       NOTES TO CONDENSED CONSOLIDATED AND
                   COMBINED FINANCIAL STATEMENTS--(Continued)

       subsequent to December 31, 1997, had occurred at January 1, 1998 and 1997. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1998 and 1997, or to project results for any future periods.

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                           (Unaudited)
                                                                                 ---------------------------------
                                                                                      1998              1997
                                                                                 ----------------  ---------------
                                                                                          in thousands,
                                                                                     (except per share data)
       Total revenues                                                                 $56,551          $50,536
       Net income                                                                     $ 8,946          $ 9,646
       Net income per common share - basic and dilutive                               $  0.53          $  0.57


12.   Other

       The Company is obligated in accordance with its lease provisions, to provide certain tenants with tenant improvements.

13.   Reclassification:

       Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Developments

The Company was incorporated in the State of Maryland on March 27, 1997. The Company operates so as to qualify as a REIT for federal income tax purposes. As of October 16, 1997, the Company consummated the Offering of 13,817,250 shares of Common Stock (including the exercise of the underwriters' over-allotment option of 1,802,250 shares) and effected the Concurrent Private Placements of 1,153,845 shares of Common Stock at a price of $26.00 per share and realized net proceeds therefrom of approximately $353.35 million. In addition, in connection with the Formation Transactions relating to the Offering, including the acquisition of certain property interests and the cancellation of certain indebtedness, the Company issued 1,949,360 shares of Common Stock. Upon consummation of the Offering, the Company acquired a sole 1% general partner interest in the Operating Partnership, and a 90.4% limited partner interest in the Operating Partnership. At June 30, 1998, the Company had a 1% general partner interest and a 90.0% limited partner interest in the Operating Partnership.

The Company was formed to continue and expand the commercial real estate business of Tower Equities, including developing, acquiring, owning, renovating, managing, and leasing office properties in the Manhattan, Phoenix, Tucson and Orlando markets. Upon consummation of the Offering and the Formation Transactions, the Operating Partnership owned or had interests in the Initial Properties. On (i) December 31, 1997, the Company purchased the approximately 700,000 square foot office located at 810 Seventh Avenue in midtown Manhattan for approximately $150.0 million, including closing costs, (ii) January 16, 1998, the Company purchased the approximately 126,000 square foot Blue Cross/Blue Shield office complex located in Phoenix, Arizona for $16.9 million and (iii) May 6, 1998, the Company purchased the approximately 335,000 square foot 90 Broad Property for $34.3 million. The Company also owns or has an option to acquire the Development Parcels, which can support 2.2 million rentable square feet of development. In November 1997, the Company exercised its option to purchase one of the optioned Development Parcels located in Phoenix, Arizona for approximately $10.3 million.

On March 31, 1997 interests in certain partnerships, properties and limited liability companies were contributed to the Operating Partnership in exchange for OP Units in the Operating Partnership. Certain of these interests were owned by the Operating Partnership after consummation of the Offering. Simultaneously with such contributions of interests, the Company issued the MSAM Notes to certain investors advised by MSAM. The MSAM Notes were collateralized by certain interest in the Properties. Upon completion of the Offering, all MSAM Notes were converted into Common Stock of the Company.

On July 9, 1998, the Company entered into the Merger Agreement relating to the merger of the Company with Metropolitan Partners LLC, a newly formed joint venture between Reckson and Crescent. The Merger Agreement and the Merger were approved by the Company's Board of Directors on July 8, 1998.

Pursuant to the Merger Agreement, each share of the Company's Common Stock will be exchanged, at the election of each Company stockholder, for either $24 in cash or .4615 of a share of Reckson common stock and .3523 of a share of Crescent Shares (such fractions of shares being subject to downward adjustments if the stock prices of Reckson common stock and Crescent Shares increase by more than 7% after July 7, 1998) for up to an aggregate of 40% of the total consideration payable in the transaction. In addition, if a stockholder of the Company elects to receive Reckson common stock and the Crescent Shares, they will be entitled to share in the benefit of up to, and including, a 7% increase in the value of each share of Reckson common stock and the Crescent shares after July 7, 1998. If however, there has been an increase of more that 7% in the stock price of either Reckson common stock or Crescent Shares, then the exchange ratio for the applicable common stock will be adjusted downward in proportion to the increase in excess of 7%, such that Company stockholders who receive Reckson and Crescent stock will receive fewer shares. Accordingly, the benefit of any appreciation in the stock value of either Reckson common stock or Crescent Shares is effectively limited to 7%.

It is  expected  that the merger  will be  completed  during the second  half of
calendar  1998,  subject  to  satisfaction  of  customary  closing   conditions,
including the approval of the Company's stockholders.

On August 3, 1998 Lawrence H. Feldman resigned from his positions as Chairman of the Board, Chief Executive Officer and President of the Company. In connection with his resignation, the Company expects to pay Mr. Feldman a severance payment equal to 2.99 times his "base amount" as described in his employment agreement and as defined in Section 280G of the Internal Revenue Code of 1986, as amended, payable over a twelve month period or approximately $84,273 per month. This severance amount will be charged to operations by the Company during the third quarter of 1998. On August 3, 1998, Francis X. Tansey, a director of the Company, was appointed Chairman of the Board and Robert L. Cox, a director and Executive Vice President and Chief Operating Officer of the Company, was appointed acting Chief Executive Officer and President of the Company.

Results of Operations

The results of operations for the three and six month periods ended June 30, 1998 and the three and six month periods ended June 30, 1997 include the operations of the Company and Tower Predecessor, respectively. Consequently, the comparison of the periods provides only limited information regarding the operations of the Company as currently constituted.

The results of operations of the Company for the three and six month periods ended June 30, 1997 consist primarily of the interest expense and interest income related to the amounts borrowed from MSAM.

Comparison of Three Months Ended June 30, 1998 (the Company) to the Three Months Ended June 30, 1997 (Tower Predecessor)

Total revenues increased by $22.1 million or 337.9%, to 28.6 million for the three months ended June 30, 1998 as compared to $6.5 million for the three months ended June 30, 1997. Rental income increased by $21.7 million, or 328.8%, to $28.3 million for the three months ended June 30, 1998 as compared to $6.6 million for the three months ended June 30, 1997, primarily as a result of the Properties acquired concurrent with and subsequent to the Offering, as described above. Rental income for the three months ended June 30, 1998 included (i) $5.9 million of rental income from the Properties previously held by DRA (these properties were reflected as an 18% an investment on the equity method of accounting by Tower Predecessor) and (ii) rental revenues of $12.2 million from the 100 Wall, Century Plaza, 810 Seventh Avenue, Blue Cross/Blue Shield and 90
Broad office buildings, Properties which were acquired concurrent with or subsequent to the Offering. The remaining increase in rental income can be attributed to an increase in base rent, primarily resulting from (i) an increase in leasing activity from the date of the Offering and (ii) additional unbilled rent resulting from the effect of re-straightlining the lease payments over the remaining lease terms from the date of the Offering.

Total expenses for the three months ended June 30, 1998 increased by $16.2 million, or 187.9%, to $24.8 million from $8.6 million for the three months ended June 30, 1997 primarily as a result of the inclusion of the DRA Joint Venture properties and the properties purchased concurrent with and subsequent to the Offering. Expenses, excluding interest and depreciation and amortization, as a percentage of total revenue increased from 50.3% for the three months ended June 30, 1997 to 53.2% for the three months ended June 30, 1998, primarily as a result of an increase in general and administrative costs (including costs incurred related to the Initiatives and the severance charge related to the resignation of Joseph D. Kasman (see Note 3 to the Financial Statements) recorded during the second quarter of 1998). In addition, management recorded compensation expense of approximately $0.9 million related to the issuance of stock and cash to current and former employees of the Company for their efforts during the Offering. These costs impacted the results of operations for the three months ended June 30, 1998 by $0.14 per common share. Property operating and maintenance increased as a percentage of revenue due to the inclusion of the properties located in Arizona, where utility costs are typically higher. The components of expenses, excluding interest and depreciation and amortization, as a percentage of total revenue are as follows:

                                                      Three Months
                                                     Ended June 30,
                                                ---------------------------
                                                  1998           1997
                                                -----------    ------------
Property operating and maintenance                 22.2%          20.7%
Real estate taxes                                  12.6           17.4
General and administrative                         17.8            9.9
Ground rent/air rights                              0.6            2.3
                                                -----------    ------------
                  Total                            53.2%          50.3%
                                                ===========    ============

Interest expense increased by $1.8 million to $5.3 million for the three months ended June 30, 1998 as compared to $3.5 million for the three months ended June 30, 1997 as a result of utilization of the Line of Credit to fund new acquisitions and capital expenditures and proceeds from the Term Loan.

Depreciation and amortization increased by $2.5 million, or 138.9%, to $4.3 million for the three months ended June 30, 1998 as compared to $1.8 million for the three months ended June 30, 1997 due to depreciation of additional properties in 1998 as compared in 1997.

Equity in joint ventures and unconsolidated subsidiaries increased by approximately $.1 million primarily as a result of the operations of the Management Company, which is accounted for as an unconsolidated subsidiary in 1998.

Minority interest, which did not exist at June 30, 1997, pertains to interest in certain partnerships, properties and Properties Atlantic which were contributed to the Operating Partnership in exchange for OP Units concurrent with and subsequent to the Offering.

Net income increased by $5.5 million to $3.5 million for the three months ended June 30, 1998 as compared to a net loss of $2.0 million (prior to the extraordinary gain on early extinguishment of debt of $6.5 million) for the three months ended June 30, 1997, as a result of the acquisition of properties and the factors described above.

Comparison of Six Months Ended June 30, 1998 (the Company) to the Six Months Ended June 30, 1997 (Tower Predecessor)

Total revenues increased by $40.4 million, or 284.5%, to $54.6 million for the six months ended June 30, 1998 as compared to $14.2 million for the six months ended June 30, 1997. Rental income increased by $40.6 million, or 300.7%, to $54.1 million for the six months ended June 30, 1998 as compared to $13.5 million for the six months ended June 30, 1997, primarily as a result of the Properties acquired concurrent with and subsequent to the Offering. Rental income for the six months ended June 30, 1998 included (i) $16.0 million of rental income from the Properties previously held by DRA (these properties were reflected as an 18% investment on the equity method of accounting by Tower Predecessor) and (ii) rental revenues of $22.0 million from the 100 Wall, Century Plaza, 810 Seventh Avenue, Blue Cross/Blue Shield and 90 Broad office buildings, Properties which were acquired concurrent with or subsequent to the Offering. The remaining increase in rental income can be attributed to an increase in base rent, primarily resulting from (i) an increase in leasing activity from the date of the Offering and (ii) additional unbilled rent resulting from the effect of re-straightlining the lease payments over the remaining lease terms from the date of the Offering.

Management fee income decreased by $0.2 million, or 100.0% to $0 for the six months ended June 30, 1998. These fees relate to services provided to the Properties (which have been eliminated since the consummation of the Offering) as well as services to third-party properties (which fees are reflected in the Management Company for the six months ended June 30, 1998).

Total expenses for the six months ended June 30, 1998 increased by $27.7 million, or 157.4%, to $45.3 million from $17.6 million for the six months ended June 30, 1997 primarily as a result of the inclusion of the DRA Joint Venture properties and the properties purchased concurrent with and subsequent to the Offering. Expenses, excluding interest and depreciation and amortization, as a percentage of total revenue decreased from 49.7% for the six months ended June 30, 1997 to 48.9% for the six months ended June 30, 1998, primarily as a result of economies of scale being realized through spreading fixed costs over larger total revenues, net of an increase in general and administrative costs (including costs incurred related to the Initiatives and the severance charge related to the resignation of Joseph D. Kasman (see Note 3 to the Financial Statements) recorded during the second quarter of 1998). In addition, management recorded compensation expense of approximately $0.9 million relating to the issuance of stock and cash to current and former employees of the Company for their efforts during the Offering. These costs impacted the results of operations for the six months ended June 30, 1998 by $0.14 per common share. Property operating and maintenance increased as a percentage of revenue due to the inclusion of the properties located in Arizona, where utility costs are typically higher. The components of expenses, excluding interest and depreciation and amortization, as a percentage of total revenue are as follows:

                                                         Six Months
                                                       Ended June 30,
                                                   --------------------------
                                                     1998           1997
                                                   -----------    -----------

Property operating and maintenance                    22.0%          19.0%
Real estate taxes                                     13.2           16.3
General and administrative                            13.1           12.3
Ground rent/air rights                                 0.6            2.1
                                                   -----------    -----------

                  Total                               48.9%          49.7%
                                                   ===========    ===========

Interest expense increased by $2.9 million to $9.9 million for the six months ended June 30, 1998 as compared to $7.0 million for the six months ended June 30, 1997 as a result of utilization of the Line of Credit to fund new acquisitions and capital expenditures and proceeds from the Term Loan.

Depreciation and amortization increased by $5.1 million, or 147.4 %, to $8.6 million for the six months ended June 30, 1998 as compared to $3.5 million for the six months ended June 30, 1997 due to depreciation of additional properties in 1998 as compared to 1997.

Equity in joint ventures and unconsolidated subsidiaries increased by approximately $0.2 million primarily as a result of the operations of the Management Company, which is accounted for as an unconsolidated subsidiary in 1998.

Minority interest, which did not exist at June 30, 1997, pertains to interests in certain partnerships, properties and Properties Atlantic which were contributed to the Operating Partnership in exchange for OP Units concurrent with and subsequent to the Offering.

Net income increased by $12.0 million to $8.7 million for the six months ended June 30, 1998 as compared to a net loss of $3.3 million (prior to the extraordinary gain on early extinguishment of debt of $6.5 million) for the six months ended June 30, 1997, as a result of the acquisition of properties and the other factors discussed above.

Funds From Operations

The Company generally considers Funds from Operations ("FFO") an appropriate measure of liquidity of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. "Funds from Operations," as defined by the National Association of Real Estate Investment Trusts, means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructurings and gains (losses) on sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company has also adjusted FFO to add back compensation expense related to the issuance of stock to key employees for services performed in conjunction with the Offering, the severance charge related to the resignation of Joseph D. Kasman and costs incurred related to the Initiatives. The Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, FFO should be considered in conjunction with net income (loss), determined in accordance with GAAP, as presented in the unaudited consolidated and combined financial statements of the Company and Tower Predecessor, respectively, and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Funds from Operations should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of the Company's performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of liquidity or ability to make distributions.

The following is a reconciliation of Net Income to FFO for the three and six months ended June 30, 1998 and June 30, 1997.


                                                                 Tower                                 Tower
                                          The Company         Predecessor        The Company        Predecessor
                                        (Consolidated)        (Combined)       (Consolidated)       (Combined)
                                         Three Months        Three Months        Six Months         Six Months
                                             Ended               Ended              Ended              Ended
                                         June 30, 1998       June 30, 1997      June 30, 1998      June 30, 1997
                                        ----------------    ----------------   ----------------   ----------------
   Net income                              $  3,536            $  4,422           $  8,713           $  3,182

  Add:
     Real estate depreciation and
       amortization                           4,320               1,796              8,643              3,494
     Real estate depreciation and
       amortization of unconsolidated
       joint venture                              8                 207                 16                415
     Minority interest                          354                   -                854                  -
      Severance and other
  compensation         costs                  1,443                   -              1,443                  -
    Sale of the Company                         950                   -                950                  -

  Less:
  Gain on extinguishment of debt                  -              (6,475)                 -             (6,475)
                                        ----------------    ----------------   ----------------   ---------------
             Funds from Operations         $ 10,611            $    (50)          $ 20,619           $    616
                                        ================    ================   ================   ===============

             Funds from Operations
             available for                 $  9,645                               $ 18,598
               Stockholders
                                        ================                       ================

Liquidity and Capital Resources

Cash and cash equivalents were $10.7 million and $1.3 million at June 30, 1998 and December 31, 1997, respectively. The significant increase in cash and cash equivalents is a result of the net increase in amounts outstanding under the Line of Credit of $57.4 million and cash flows from operations of $21.6 million, net of approximately $54.6 million for additions to real estate (primarily as a result of the $16.9 million purchase of Blue Cross/Blue Shield and the $34.3 million purchase of the 90 Broad Property), and $15.1 million relating to distributions to stockholders and OP Unitholders.

The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, and deferred real estate taxes. The Properties require periodic investment of capital for tenant-related capital expenditures and for general capital improvements. In addition, the Company has adopted a policy of paying regular quarterly distributions on its Common Stock and OP Units. Based upon its cash and cash equivalents as of June 30, 1998, its expected cash flows from operations and the funds available under the Line of Credit, the Company expects to meet its cash requirements for the foreseeable future.

The Line of Credit has a three-year term and bears interest at the rate of approximately 150 basis points over LIBOR (London Interbank Offered Rate). As of June 30, 1998, $57.4 million was outstanding under the Line of Credit.

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

As of June 30, 1998, the Company has complied with the financial debt covenants.

As a general policy, the Company intends to maintain a debt policy limiting the Company's total consolidated indebtedness plus its pro rata share of joint venture debt to 50% of the Company's total market capitalization. As of June 30, 1998, the debt to total market capitalization, including the Company's 10% interest in the debt of 2800 North Central, was 43%.

As a result of the acquisition of 810 Seventh Avenue, the Company has a $100 million mortgage loan from Credit Suisse First Boston Mortgage Capital LLC that matures on December 31, 1998.

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

The Company is currently in the process of completing its assessment of the impact of the year 2000 issue on its computer systems and property operations. Based on the results of their preliminary assessment, the Company does not believe that the year 2000 will have a material impact on the results of operations, cash flows or financial position of the Company.

Environmental Matters

The Company is not aware of any environmental issues at any of its Properties. The Company believes it has sufficient insurance coverage at each of its Properties.

Subsequent Events

On July 9, 1998, the Company entered into the Merger Agreement relating to the merger of the Company with Metropolitan Partners LLC, a newly formed joint venture between Reckson and Crescent. The Merger Agreement and the Merger was approved by the Company's Board of Directors on July 8, 1998.

Pursuant to the Merger Agreement, each share of the Company's Common Stock will be exchanged, at the election of each Company stockholder, for either $24 in cash or .4615 of a share of Reckson common stock and .3523 of a share of Crescent Shares (such fractions of shares being subject to downward adjustments if the stock prices of Reckson common stock and Crescent Shares increase by more than 7% after July 7, 1998) for up to an aggregate of 40% of the total consideration payable in the transaction. In addition, if a stockholder of the Company elects to receive Reckson common stock and Crescent Shares they will be entitled to share in the benefit of up to, and including, a 7% increase in the value of each Reckson common stock and the Crescent Shares after July 7, 1998. If however, there has been an increase of more that 7% in the stock price of either Reckson common stock or Crescent Shares, then the exchange ratio for the applicable common stock will be adjusted downward in proportion to the increase in excess of 7%, such that Company stockholders who receive Reckson and Crescent stock will receive fewer shares. Accordingly, the benefit of any appreciation in the stock value of either Reckson common stock or Crescent Shares is effectively limited to 7%.

It is expected that the merger will be completed during the second half of 1998, subject to the satisfaction of customary closing conditions, including approval of the Company's stockholders.

On August 3, 1998 Lawrence H. Feldman resigned from his positions as Chairman of the Board, Chief Executive Officer and President of the Company. In connection with his resignation, the Company expects to pay Mr. Feldman a severance payment equal to 2.99 times his "base amount" as described in his employment agreement and as defined in Section 280G of the Internal Revenue Code of 1986, as amended, payable over a twelve month period or approximately $84,273 per month. This severance amount of approximately $1.0 million will be charged to operations by the Company during the third quarter of 1998.

Recently Issued Accounting Standards

Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income, which includes items which have been formerly reported as a component of stockholders' equity. SFAS 130 does not have an impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes disclosure standards for information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Management expects to adopt this standard in connection with the preparation of the 1998 annual financial statements. When adopted, SFAS 131 will require the Company to report additional geographic information based on the Company's major geographic areas of focus.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for years beginning after June 15, 1999. The Company's management believes that this statement will not have a material impact on the Company's financial statements.

During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which are effective for the fiscal years beginning after December 15, 1998. In addition, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue No. 97-11 "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). SOP 98-5 requires that certain costs incurred in conjunction with start-up activities be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. EITF 97-11 requires that the internal pre-acquisition costs of identifying and acquiring operating property be expensed as incurred. Management believes that, when adopted, SOP 98-5 SOP 98-1 will not have a significant impact on the Company's financial statements. EITF 97-11 was adopted during the first quarter of fiscal 1998 and resulted in the Company having to expense internal property acquisition costs they would have otherwise capitalized.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is party to and has become a successor party-in-interest to certain legal proceedings arising in the ordinary course of business. The Company believes it has adequate insurance and does not expect that these proceedings, in the aggregate, will have a material adverse effect on the operations, cash flows or financial position of the Company.

On or about July 10, 1998 a complaint was filed in the U.S. District Court for the Southern District of New York (the "Complaint") against a Tower Equities management company, the Company, three of the Company's subsidiaries and one former officer and director of the Company (collectively, the "Defendants") in which the plaintiff alleges she was discriminated against in the terms and conditions of her employment on the basis of her religion in violation of federal, state and city statutes. The plaintiff is seeking actual, compensatory and punitive damages. The plaintiff was never employed by the Company and was not employed by any of the other Defendants at the time of the formation of the Company in March 1997. The Defendants deny the allegations and intend to vigorously defend the action. An answer to the Complaint is scheduled to be filed on September 30, 1998. The

Company does not that this action will have a material adverse effect on its operations, cash flows or financial position.

In addition, in July 1998, David Miller, a purported stockholder of the Company, commenced a putative class action against the Company and certain of its then directors and officers in the Supreme Court of New York, New York County, captioned Miller v. Adams, et al., Index No. 98113363 (Sup. Ct. of N.Y. Co.) (the "Miller Action"). The Miller Action challenges, among other things, the process employed by the Company and its directors in reviewing and approving the Merger and the fairness of the terms of the Merger to the Company's public stockholders. Among other things, the Miller Action seeks injunctive relief or, in the alternative, rescission and monetary damages of an unspecified amount. The Company intends to contest the Miller Action vigorously.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 26, 1998. At the Annual Meeting, Russell C. Platt and Francis X. Tansey were elected as Class II and Class III directors, respectively, of the Company to serve until the 1999 and 2000 Annual Meetings of Stockholders, respectively, or until their successors are duly elected and qualified and Robert M. Adams, Esko I. Korhonen and Richard M. Wisely were re-elected as Class I directors of the Company to serve until the 2001 Annual Meeting of Stockholders or until their successors are duly elected and qualified. The following votes were cast for, against or were withheld from voting with respect the election of each of the following persons:



                                                                                       AUTHORITY
                 NAME                       FOR                 AGAINST                 WITHHELD
                 ----                       ---                 -------                ----------

          Robert M. Adams               11,938,825                 0                  20,875
          Esko I. Korhonen              11,938,925                 0                  20,775
          Russell C. Platt              11,938,925                 0                  20,775
          Francis X. Tansey             11,938,925                 0                  20,775
          Richard M. Wiseley            11,938,925                 0                  20,775

There were no broker non-votes or abstentions in connection with the election of directors at the Annual Meeting.

The following votes were cast for, against or abstaining regarding the approval of Coopers & Lybrand L.L.P. as independent auditors for the fiscal year ending December 31, 1998:

                 FOR                        AGAINST                     ABSTAIN
                 ---                        -------                     -------

              11,938,270                     7,000                       14,430

There were no non-broker votes in connection with the approval of Coopers & Lybrand L.L.P. as independent auditors for the fiscal year ending December 31, 1998.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

a)      Exhibits

       The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

b) Reports on Form 8-K:

       None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TOWER REALTY TRUST, INC.



Date:  August 18, 1998        By:  /s/ Lester S. Garfinkel
                                   ---------------------------------------------
                                   Name:  Lester S. Garfinkel
                                          Title: Executive Vice President --
                                          Finance and Administration and Chief
                                          Financial Officer (Principal Financial
                                          and Chief Accounting Officer)

                                  Exhibit Index
                                  -------------

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

     Exhibit No.                                       Description
     -----------                                       -----------

        2.1* Agreement and Plan of Merger, dated July 9, 1998, by and among Tower Realty Trust, Inc., Reckson Associates Realty Corp., Crescent Real Estate Equities Company and Metropolitan Partners LLC

        27.1          Financial Data Schedule

--------------------------
         * Incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 9, 1998.