Form 10-Q
period 1998-09-30
TOWER REALTY TRUST INC
filed 1998-11-17
CIK 1037711

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended  September 30, 1998
                                   .............................................
                                                         OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from................... to.........................

   Commission file number: 1-13375
                           .....................................................

                            TOWER REALTY TRUST, INC.
          ...........................................................
             (Exact name of registrant as specified in its charter)

          Maryland                                             13-3938558
 ..................................                      ........................
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                      Identification No.)

             292 Madison Avenue, 3rd Floor, New York, New York 10017
          ............................................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 448-1864
          ...........................................................
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
     -----      ------

          The number of shares of common stock, par value $0.01 per share, outstanding on November 12, 1998 was 16,959,355.

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


                                                       INDEX

Part I -- FINANCIAL INFORMATION                                                                            Page
                                                                                                          Number
Item 1.  Financial Statements.                                                                            ------

         Condensed Consolidated Balance Sheets of Tower Realty Trust, Inc. (the "Company") as of
         September 30, 1998 and December 31, 1997 (Unaudited)...........................................   3

         Condensed Consolidated Statements of Operations of the Company for the Three Months Ended
         September 30, 1998 and 1997 and Condensed Combined Statement of Operations of Tower
         Predecessor for the Three Months Ended September 30, 1997 (Unaudited)..........................   4

         Condensed Consolidated Statements of Operations for the Company for the Nine Months Ended
         September 30, 1998 and 1997 and Condensed Combined Statement of Operations of Tower
         Predecessor for the Nine Months Ended September 30, 1997.......................................   5

         Condensed Consolidated Statements of Cash Flows of the Company for the Nine Months Ended
         September 30, 1998 and 1997 and Condensed Combined Statement of Cash Flows of Tower
         Predecessor for the Nine Months ended September 30, 1997.......................................   6

         Notes to Condensed Consolidated and Combined Financial Statements..............................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........  16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................  23

Part II -- OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................  24

Item 2.  Changes in Securities and Use of Proceeds......................................................  24

Item 3.  Defaults Upon Senior Securities................................................................  24

Item 4.  Submission of Matters to a Vote of Security Holders............................................  24

Item 5.  Other Information..............................................................................  25

Item 6.  Exhibits and Reports on Form 8-K...............................................................  25

Signatures.  ...........................................................................................  26

                         Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.



                            TOWER REALTY TRUST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                             (Dollars in thousands)

         ASSETS                                                         September 30,           December 31,
                                                                            1998                   1997
                                                                   --------------------    ----------------------

Real estate                                                          $    686,697            $    620,557
     Less: accumulated depreciation                                       (14,040)                 (2,444)
                                                                   --------------------    ----------------------
                                                                          672,657                 618,113

Deferred charges, net                                                      12,798                  11,495
Receivables, net                                                            8,767                   3,820
Cash and cash equivalents                                                   7,175                   1,347
Escrowed cash                                                               7,307                   6,373
Other  assets                                                               6,143                  12,537
Investments in joint ventures                                               2,968                   2,411
                                                                   --------------------    ----------------------

                  Total assets                                       $    717,815            $    656,096
                                                                   ====================    ======================


              LIABILITIES AND STOCKHOLDERS' EQUITY

Debt on real estate                                                  $    228,760            $    228,990
Line of credit                                                             62,400                       -
Accounts payable and accrued liabilities                                   11,027                   7,494
Distributions payable                                                       7,877                   6,543
Deferred real estate taxes payable                                          9,713                   9,758
Other liabilities                                                           9,613                   6,602
Amounts due to affiliates                                                     309                     372
                                                                   --------------------    ----------------------

         Total liabilities                                                329,699                 259,759
                                                                   --------------------    ----------------------

Minority interest in Operating Partnership net of
   dividends declared                                                      35,065                  33,920
                                                                   --------------------    ----------------------

Stockholders' equity:
Preferred shares 50,000,000 shares authorized,
     none issued and outstanding                                                -                       -
Common shares, $0.01 par value, 150,000,000 shares   authorized,
16,959,355 shares issued and outstanding                                      169                     169
Additional paid in capital                                                365,814                364,250
Distribution in excess of accumulated earnings                            (12,932)                (2,002)
                                                                   --------------------    ----------------------

     Total stockholders' equity                                           353,051                 362,417
                                                                   --------------------    ----------------------

         Total liabilities and stockholders' equity                  $    717,815            $    656,096
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


                                             TOWER REALTY TRUST, INC.
                           CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                 (Dollars in thousands, except per share amounts)


                                                                                                         Tower
                                                      The Company              The Company            Predecessor
                                                     (Consolidated)           (Consolidated)          (Combined)
                                                     For the Three            For the Three         For the Three
                                                      Months Ended             Months Ended         Months Ended
                                                    September, 1998          September, 1997       September, 1997
                                                 -----------------------    -------------------    ----------------
Revenues:
    Rental income                                    $      28,478              $         -            $     6,992
    Management fees                                              -                    1,147                     73
    Construction, leasing and other fees                       166                        -                     88
                                                     -------------              -----------            -----------

         Total revenues                                     28,644                    1,147                  7,153
                                                     -------------              -----------            -----------
Expenses:
    Property operating and maintenance                       7,537                        -                  1,506
    Real estate taxes                                        3,823                        -                  1,162
    General and administrative                               1,745                    1,532                    384
    Interest expense                                         5,248                       53                  3,744
    Depreciation and amortization                            4,506                        -                  1,761
    Ground rent/air rights expense                             170                        -                    150
    Sale of the Company                                      2,915                        -                      -
    Severance and other compensation costs                   1,011                        -                      -
                                                     -------------              -----------            -----------
         Total expenses                                     26,955                    1,585                  8,707
                                                     -------------              -----------            -----------
Equity in income of joint ventures and
                                                              267                      127                      17
    Unconsolidated subsidiaries

Net income (loss) before extraordinary
    gain on early extinguishment of debt
    and minority interest                                    1,956                     (311)                (1,537)
Minority interest                                             (173)                       -                      -
                                                     --------------             ------------          -------------
         Net income (loss)                           $       1,783              $      (311)           $    (1,537)
                                                     ==============             ============          =============
Net income per common share - basic
and dilutive                                         $        .11
                                                     =============

Weighted average number of common shares
outstanding-basic and dilutive                         16,959,355
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

                                             TOWER REALTY TRUST, INC.
                           CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                 (Dollars in thousands, except per share amounts)

                                                                                                      Tower
                                                     The Company                                   Predecessor
                                                    (Consolidated)           The Company            (Combined)
                                                    For the Nine         (Consolidated) For        For the Nine
                                                     Months Ended         the Nine Months         Months Ended
                                                    September 30,         Ended September 30,     September 30,
                                                       1998                     1997(1)               1997
                                                   ----------------      --------------------    ------------------
Revenues:
Rental income                                         $   82,568             $        -              $      20,513
Management fees                                                -                  1,147                        318
Construction, leasing and other fees                         660                     33                        562
                                                      -----------            ----------------    -----------------
         Total revenues                                   83,228                  1,180                     21,393
                                                      -----------            ----------------    -----------------
Expenses:
Property operating and maintenance                        19,513                      -                      4,209
Real estate taxes                                         11,040                      -                      3,493
General and administrative                                 6,585                  1,532                      2,130
Interest expense                                          15,144                    229                     10,772
Depreciation and amortization                             13,149                      -                      5,255
Ground rent/air rights expense                               512                      -                        449
Sale of the Company                                        3,865                      -                          -
Severance and other compensation costs                     2,454                      -                          -
                                                     -----------             ---------------   -------------------
         Total expenses                                   72,262                  1,761                     26,308
                                                     -----------             ---------------   -------------------
Equity in income of joint ventures and
   unconsolidated subsidiaries                               557                    187                         85

Net income (loss) before extraordinary gain on
   early extinguishment of debt and minority
   interest                                               11,523                   (394)                    (4,830)
Extraordinary gain on early extinguishment of
   debt                                                        -                      -                      6,475
Minority interest                                         (1,027)                     -                          -
                                                    -------------            ---------------   -------------------
         Net income (loss)                            $   10,496             $     (394)             $       1,645
                                                    =============            ===============   ===================
Net income per common share - basic and dilutive
                                                      $     .62
                                                    ============

Weighted average number of common shares
   outstanding - basic and dilutive                   16,941,961
                                                    ============


(1)  The Company (Consolidated) for the nine months ended September 30, 1997 represents operations from March 27, 1997
     (date of inception) to September 30, 1997.

   The accompanying notes are an integral part of these financial statements.


                                             TOWER REALTY TRUST, INC.
                           CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                              (Dollars in thousands)


                                                                                                                  Tower
                                                                 The Company           The Company             Predecessor
                                                               (Consolidated)        (Consolidated)             (Combined)
                                                                For the Nine          For the Nine             For the Nine
                                                                Months Ended          Months Ended             Months Ended
                                                                September 30,         September  30,          September  30,
                                                                    1998                  1997(1)                   1997
                                                                ---------------       ---------------         ---------------

Cash flows from operating activities:
   Net income (loss)                                               $   10,496         $       (394)               $    1,645
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization                                    13,149                    -                     4,349
      Amortization of deferred financing costs                          1,288                    -                       906
      Unbilled rental income                                           (5,245)                   -                     1,012
      Extraordinary gain on early extinguishment of debt                    -                    -                    (6,475)
      Equity in income of joint ventures and unconsolidated              (557)                (187)                        -
        subsidiaries
      Changes in assets and liabilities:
        Receivables                                                       298                 (190)                   (1,567)
        Escrowed cash                                                    (934)                   -                      (352)
        Other assets                                                    2,020                    -                       907
        Deferred real estate taxes liability                              (45)                   -                         -
        Accounts payable and other liabilities                          6,534                  487                       566
        Minority interest                                               1,027                    -                         -
        Other liabilities and amounts due to affiliates                 2,948                    -                     3,527
        Stock compensation to employees                                   682                    -                         -
                                                              ------------------    ------------------       -----------------
           Net cash provided by operating activities                   31,661                 (284)                    4,518
                                                              ------------------    ------------------       -----------------

Cash flows from investing activities:
      Acquisitions of real estate, joint venture interests
        and tenant improvements                                       (65,912)             (11,200)                   (3,362)
      Contribution to Management Company                                    -                    -                       591
      Increase in due from affiliates                                       -                 (750)                        -
                                                              ------------------    ------------------       -----------------
           Net cash used in investing activities                      (65,912)             (11,950)                   (2,771)
                                                              ------------------    ------------------       -----------------

Cash flows from financing activities:
      Proceeds from debt on real estate and other debt                119,910               12,299                    15,581
      Repayments of debt on real estate                               (57,740)                   -                   (17,360)
      Partners' contributions, net                                          -                    -                        (6)
      Distributions to  OP Unitholders                                 (1,995)                   -                         -
      Distributions to common stockholders                            (20,296)                   -                         -
      Proceeds from issuance of common stock                                -                    1                         -
      Proceeds from Lawrence H. Feldman in lieu of OP Units               200                    -                         -
                                                              ------------------    ------------------       ----------------
           Net cash provided by (used in) financing                    40,079               12,300                    (1,785)
              activities                                      ------------------    ------------------       ----------------
Net increase (decrease) in cash and cash equivalents                    5,828                   66                       (38)

Cash and cash equivalents, beginning of period                          1,347                    -                     4,985
                                                              ------------------    ------------------       -----------------

Cash and cash equivalents, end of period                           $    7,175         $         66                $    4,947
                                                              ==================    ==================       =================


(1)    The Company  (Consolidated)  for the nine months ended September 30, 1997 represents  operations  from  March  27,  1997
       (date  of  inception)  to September 30, 1997.

   The accompanying notes are an integral part of these financial statements.

                            TOWER REALTY TRUST, INC.

                       NOTES TO CONDENSED CONSOLIDATED AND
                          COMBINED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation:

       Tower Realty Trust, Inc.

       Tower Realty Trust, Inc. (collectively with its subsidiaries, the "Company") was incorporated in the state of Maryland on March 27, 1997. As of October 16, 1997, the Company consummated an initial public offering (the "Offering") of 13,817,250 shares of common stock, par value $0.01 per share (the "Common Stock") (including the exercise of the underwriters' over-allotment option of 1,802,250 shares) and effected concurrent private placements (the "Concurrent Private Placements") of 1,153,845 shares of Common Stock at a price of $26.00 per share and realized net proceeds therefrom of approximately $353.35 million. In addition, in connection with the formation transactions (the "Formation Transactions") relating to the Offering, including the acquisition of certain property interests and the cancellation of certain indebtedness, the Company issued 1,949,360 shares of Common Stock. Upon consummation of the Offering, the Company acquired a sole 1% general partner interest in Tower Realty Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership") and a 90.4% limited partner interest in the Operating Partnership. At September 30, 1998, the Company had a 1% general partner interest and a 90.0% limited partner interest in the Operating Partnership.

       The Company was formed to continue and expand the commercial real estate business of Tower Equities & Real Estate Corp. and its affiliates
       (collectively with its predecessor entities and affiliates, "Tower Equities"), including developing, acquiring, owning, renovating, managing, and leasing office properties in the Manhattan, Phoenix, Tucson, and Orlando markets. Upon consummation of the Offering and the Formation Transactions, the Operating Partnership owned or had interests in 21 office properties (the "Initial Properties"). On (i) December 31, 1997, the Company purchased the approximately 700,000 square foot office tower located at 810 Seventh Avenue in Midtown Manhattan ("810 Seventh Avenue") for approximately $150.0 million, including closing costs, (ii) January 16, 1998, the Company purchased the approximately 126,000 square foot Blue Cross/Blue Shield office complex located in Phoenix, Arizona ("Blue Cross/Blue Shield") for $16.9 million (see Note 4) and (iii) May 6, 1998, the Company purchased the approximately 335,000 square foot, 25-story downtown New York City office building located on 90 Broad Street (the "90 Broad Property") for approximately $34.3 million (see
       Note 4). The Initial Properties, together with the 810 Seventh Avenue, Blue Cross/Blue Shield and the 90 Broad Property, are collectively referred to herein as the "Properties." The Company also owns or has an option to acquire four parcels of land adjacent to four properties (the "Development Parcels"), which can support 2.2 million rentable square feet of development. In November 1997, the Company exercised its option to purchase one of the optioned Development Parcels located in Phoenix, Arizona for approximately $10.3 million.

       On March 31, 1997, interests in certain properties, partnerships and limited liability companies were contributed to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership (the "OP Units"). Certain of these interests were owned by the Operating Partnership after consummation of the Offering. Simultaneously with such contribution of these interests, the Company issued $12.3 million of notes (the "MSAM Notes") to certain investors advised by Morgan Stanley Asset Management, Inc. ("MSAM"). The MSAM Notes were collateralized by certain interests in the Properties. Upon completion of the Offering, all MSAM Notes were converted into Common Stock of the Company.

       The net proceeds from the Offering were contributed to the Operating Partnership in exchange, in part, for the Company's approximate 91.4% interest therein. The Operating Partnership used the proceeds received from the Company, the $107.0 million net cash proceeds from the Company's term loan facility (the "Term Loan"), borrowed concurrent with and subsequent to the Offering and approximately $12.3 million of proceeds received in connection with the issuance of the MSAM Notes, as follows:
       (i) approximately $281.0 million for repayment of certain indebtedness (including associated prepayment penalties) relating to the Initial Properties and the partnerships that own the Initial Properties (the "Property Partnerships"); (ii)

                            TOWER REALTY TRUST, INC.

                       NOTES TO CONDENSED CONSOLIDATED AND
                 COMBINED FINANCIAL STATEMENTS (Continued)


       approximately $137.0 million to acquire certain equity, debt and fee interests in the Initial Properties; (iii) approximately $3.1 million to pay for commitment fees and expenses related to the Term Loan and the Company's $200.0 million unsecured line of credit (the "Line of Credit");
       (iv) approximately $3.0 million to pay transfer taxes and other expenses associated with the acquisition of the Initial Properties; and (v) the remaining approximately $48.6 million for working capital.

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

       The Company operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The federal income tax provisions governing treatment of a REIT are highly technical, complex and subject to interpretation. Accordingly, there is no assurance that the Internal Revenue Service, upon examination would not interpret provisions in a manner that differs from the Company's interpretation of these provisions.

       Tower Predecessor

       The following Properties and entities comprising the Tower Predecessor were controlled and managed by Tower Equities, all of which were controlled by Lawrence H. Feldman, the former Chairman of the Board, Chief Executive Officer and President of the Company (see Note 10):


                                                            Lawrence H. Feldman's
                                                             Ownership Percentage                   Location
                                                            -----------------------------  ----------------------

       Tower 45                                                       6%                     New York City
       120 Mineola Boulevard                                          5%                     Long Island, NY
       Maitland Forum                                                15%                     Maitland, FL
       Maitland Center Parkway (3 properties)                        90%                     Maitland, FL
       5750 Major Boulevard (purchased in October 1996)               6%                     Orlando, FL
       Predecessor Management Companies                              90%                     New York City and
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

                            TOWER REALTY TRUST, INC.

                       NOTES TO CONDENSED CONSOLIDATED AND
                 COMBINED FINANCIAL STATEMENTS (Continued)

       The Tower Predecessor financial statements reflect the investments in the DRA Joint Ventures using the equity method of accounting. Upon consummation of the Offering, the Company purchased all of the partnership interests in the DRA Joint Ventures:


                                                                  Lawrence H. Feldman's
                                                                   Ownership Percentage             Location
                                                                ---------------------------    --------------------

         286 Madison Avenue                                                 3%                 New York, NY
         290 Madison Avenue                                                 3%                 New York, NY
         292 Madison Avenue                                                 3%                 New York, NY
         Corporate Center Building (6 properties)                          20%                 Phoenix, AZ
         5151 East Broadway                                                 3%                 Tucson, AZ
         One Orlando Center                                                 3%                 Orlando, FL

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

       In connection with the acquisition of certain Property Partnership interests, the Company acquired cash and other assets, the economic benefits of which were retained by the respective partners. The net aggregate remaining liability of such partners is reflected in the accompanying financial statements as due to affiliates.

       Basis of Presentation

       The condensed consolidated balance sheet of the Company as of September 30, 1998, the condensed consolidated statements of operations and cash flows of the Company for the three- and nine-month periods ended September 30, 1998 and 1997, and the condensed combined statements of operations for the three- and nine-month periods ended September 30, 1997 of Tower Predecessor and the condensed consolidated and combined statement of cash flows of the Company for the nine months ended September 30, 1998 and 1997 and Tower Processor for the nine months ended September 30, 1997 are unaudited. The Company's condensed consolidated balance sheet as of December 31, 1997 have been derived from the Company audited consolidated financial statements. The unaudited financial statements of the Company and Tower Predecessor have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. They do not include all of the disclosures required by generally accepted accounting principles for a complete presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be obtained for the full year. These financial statements should be read in conjunction with the December 31, 1997 audited financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions are related to the recoverability and depreciable lives of real estate and the determination of the Company's REIT status. Actual results could differ from those estimates.

       Net income per common share has been computed by dividing net income applicable to common stockholders by the weighted average number of Common Shares outstanding of 16,959,355 and 16,941,961,

                            TOWER REALTY TRUST, INC.

                       NOTES TO CONDENSED CONSOLIDATED AND
                 COMBINED FINANCIAL STATEMENTS (Continued)

       respectively, for the three and nine months ended September 30, 1998. A total of 975,000 shares were reserved for issuance under the Company's 1997 Incentive Plan and Non-Employee Directors' Stock Option Plan. The effect of the outstanding options has been excluded from the calculation of net income per common share as these options had an antidilutive effect in the current period.

2.    Sale of the Company:

       On July 9, 1998, the Company entered into an agreement (the "Merger Agreement") relating to the merger of the Company with Metropolitan Partners LLC ("Metropolitan"), a newly formed joint venture between Reckson Associates Realty Corp. ("Reckson") and Crescent Real Estate Equities Company ("Crescent"). The Merger Agreement and the transactions contemplated thereunder (collectively the "Merger") were approved by the Company's Board of Directors on July 8, 1998.

       Pursuant to the Merger Agreement, each share of the Company's Common Stock will be exchanged, at the election of each Company stockholder, for either $24 in cash or .4615 of a share, par value $.01 per share, of Reckson (the "Reckson Shares") and .3523 of a share of beneficial interest, par value $.01 per share, of Crescent (the "Crescent Shares") in lieu of the $24 in cash (such fractions of shares being subject to downward adjustments if the stock prices of Reckson Shares and Crescent Shares increase by more than 7% after July 7, 1998) for up to an aggregate of 40% of the total consideration payable in the transaction. In addition, if a stockholder of the Company elects to receive Reckson Shares and Crescent Shares, they will be entitled to share in the benefit of up to, and including, a 7% increase in the value of each share of Reckson Shares and Crescent Shares after July 7, 1998. If, however, there has been an increase of more than 7% in the stock price of either Reckson Shares or Crescent Shares, then the exchange ratio for the applicable common stock will be adjusted downward in proportion to the increase in excess of 7%, such that Company stockholders who receive Reckson Shares and Crescent Shares will receive fewer shares. As a result, the benefit of any appreciation in the stock value of either Reckson Shares or Crescent Shares is effectively limited to 7%.

       On November 2, 1998, the Company commenced an action in New York State Supreme Court against Reckson, Crescent and Metropolitan alleging breach of the of the Merger Agreement. The Company is seeking $75 million in compensatory damages of not less than $75 million, declaratory and other relief. As stated in the Company's press release on such date, such action was filed after the Company had been informed by Crescent, Reckson and Metropolitan that they would not proceed with the Merger Agreement (see Note 10).

       In connection with the Merger and other strategic initiatives explored by the Company (the "Initiatives"), the Company entered into an agreement with Merrill Lynch & Co. ("Merrill Lynch") on April 16, 1998 whereby Merrill Lynch acts as the exclusive financial advisor to the Company in connection with the Initiatives. Pursuant to the terms of this agreement, Merrill Lynch is entitled to .6% of the aggregate purchase price paid to the Company for its sale upon closing of the applicable sale agreement. If the Merger does not occur as anticipated, the Company will be responsible for payments in the amount of approximately $1.0 million to Merrill Lynch. As of September 30, 1998, the Company has charged $1.0 million to operations, representing the retainer and the delivered fairness opinion under the agreement, which is included in the Sale of the Company item on the condensed consolidated statements of operations.

       Other items relating to the Initiatives that have been included in the Sale of the Company item for three- and nine-month periods ended September 30, 1998 consist of legal, accounting and consulting fees incurred through September 30, 1998. The Company anticipates that significant additional costs will be incurred to the extent that the Merger is completed or in connection with the litigation relating to the Merger Agreement.

                            TOWER REALTY TRUST, INC.

                       NOTES TO CONDENSED CONSOLIDATED AND
                 COMBINED FINANCIAL STATEMENTS (Continued)

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

       On August 3, 1998, Lawrence H. Feldman resigned from his positions as Chairman of the Board, Chief Executive Officer and President of the Company. In connection with his resignation, the Company expects to pay Mr. Feldman a severance payment equal to 2.99 times his "base amount" as described in his employment agreement and as defined in Section 290G of the Internal Revenue Code of 1986, as amended, payable over a twelve-month period or approximately $84,273 per month. During the third quarter of 1998, the Company recorded approximately $1.0 million of severance expense to operations. On August 3, 1998, Francis X. Tansey, a director of the Company, was appointed Chairman of the Board and Robert
       L. Cox, a director and Executive Vice President and Chief Operating Officer of the Company, was appointed acting Chief Executive Officer and President of the Company.

4.    Acquisition of Real Estate:

       During the nine months ended September 30, 1998, the Company, through the Operating Partnership, acquired the Blue Cross/Blue Shield office complex, an approximately 126,000 square foot twin office building located in the Northwest submarket of Phoenix, Arizona, for $16.9 million and the 90 Broad Property, a 335,000 square foot, 25-story downtown New York City office building located in the center of the city's financial district, for approximately $34.3 million. In conjunction with these acquisitions, the Company drew down funds from its Line of Credit.

5.    Line of Credit:

       Upon consummation of the Offering, the Company entered into Line of Credit with Merrill Lynch Capital Corporation. The Line of Credit may be used, among other things, to finance acquisitions of additional office properties, to refinance existing indebtedness, and for general working capital requirements. As of September 30, 1998, the Company has an outstanding balance under the Line of Credit Facility of $62.4 million. The funds were primarily drawn upon for the acquisitions of Blue Cross/Blue Shield and the 90 Board Street Property and to fund capital improvements for the Properties.

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

                            TOWER REALTY TRUST, INC.

                       NOTES TO CONDENSED CONSOLIDATED AND
                 COMBINED FINANCIAL STATEMENTS (Continued)

       iv. Other financial covenants that must be met by the Company include interest expense and fixed charges to debt ratios, among others.

       As a general policy, the Company intends to maintain a debt policy limiting the Company's total consolidated indebtedness plus its pro rata share of joint venture debt to 50% of the Company's total market capitalization. As of September 30, 1998, the debt to total market capitalization, including the Company's 10% interest in the debt of 2800 North Central, was 46.3%. However, the Company may from time to time modify its debt policy in light of current economic conditions, relative costs of debt and equity capital, market values of its Properties, general conditions in the market for debt and equity securities, fluctuations in the market price for its Common Stock, growth and acquisition opportunities and other factors. Accordingly there can be no assurance that the Company may not increase its debt to total market capitalization ratio beyond the limit described above.

       The Company pays interest on the outstanding amounts on the Line of Credit at LIBOR (London Interbank Offered Rate) plus 150 basis points (weighted average of 7.3% for the nine months ended September 30, 1998). Interest expense on the Line of Credit for the period ended September 30, 1998 amounted to approximately $2.4.

       In connection with the acquisition of 810 Seventh Avenue, the Company obtained a $100.0 million mortgage loan from Credit Suisse First Boston Mortgage Capital LLC that matures on December 31, 1998. The Company intends to refinance this mortgage during the fourth quarter of 1998. In addition, the Company has obtained a $11.3 million construction loan from KeyBank National Association ("KeyBank") in connection with the development of a Development Parcel in Arizona, which loan matures on May 1, 2000. There are currently no amounts outstanding under the loan from KeyBank.

       During the nine months ended September 30, 1998, the Company has capitalized approximately $1.1 million, of interest costs pursuant to Statement of Financial Accounting Standards 34, "Capitalization of Interest Cost," related to properties that are under development or in construction and not ready for their intended use.

6.    Distributions:

       On September 18, 1998, the Company declared a cash distribution for the third quarter of 1998 in the amount of $.4225 per share and OP Unit, which was paid on October 15, 1998 to stockholders and OP Unitholders of record on September 30, 1998. The distributions totalled approximately $7.9 million.

       On June 19, 1998, the Company declared a cash distribution for the second quarter of 1998 in the amount of $.4225 per share and OP Unit, which was paid on July 15, 1998 to stockholders and OP Unitholders of record on June 30, 1998. The distributions totalled approximately $7.9 million.

       On March 17, 1998, the Company declared a cash distribution for the first quarter of 1998 in the amount of $.4225 per share and OP Unit, which was paid on April 15, 1998 to stockholders and OP Unitholders of record on March 31, 1998. The distributions totalled approximately $7.8 million.

       On December 19, 1997, the Company declared a cash distribution for the period from October 16, 1997 through December 31, 1997 in the amount of $.3536 per share or OP Unit, which was paid on January 19, 1998 to stockholders and OP Unitholders of record as of December 31, 1997. The distributions totalled approximately $6.5 million.

                            TOWER REALTY TRUST, INC.

                       NOTES TO CONDENSED CONSOLIDATED AND
                 COMBINED FINANCIAL STATEMENTS (Continued)



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

       In connection with the acquisition of the 90 Broad Property, the Company assumed $280,000 of debt.

8.     Recently Issued Accounting Standards:

       Effective January 1, 1998, the Company adopted the Financial Accounting Standard Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income, which includes items which have been formerly reported as a component of stockholders' equity. SFAS 130 does not have an impact on the Company's financial statements.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131"). SFAS 131 establishes disclosure standards for information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Management expects to adopt this standard in connection with the preparation of the 1998 annual financial statements. When adopted, SFAS 131 will require the Company to report additional geographic information based on the Company's major geographic areas of focus.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contacts and for hedging activities. This statement is effective for years beginning after June 15, 1999. The Company's management believes that this statement will not have a material impact on the Company's financial statements.

       In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS 134 addressed the accounting for and disclosure of mortgage backed securities as either held-to-maturity, held-for-sale, or trading security. The statement is effective for the first fiscal quarter beginning after December 15, 1998. SFAS 134 does not have an impact on the Company's financial statements.

       During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1, " Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP98-1), which are effective for the fiscal years beginning after December 15, 1998. In addition, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("ET 97-11"). SOP 98-5 requires that certain costs incurred in conjunction with start-up activities be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be

                            TOWER REALTY TRUST, INC.

                       NOTES TO CONDENSED CONSOLIDATED AND
                 COMBINED FINANCIAL STATEMENTS (Continued)


       capitalized or expensed. EITF 97-11 requires that the internalpre-acquisition costs of identifying and acquiring operating property be expensed as incurred. Management believes that, when adopted, SOP 98-5 and SOP 98-1 will not have a significant impact on the Company's Financial Statements. EITF 97-11 was adopted during the first quarter of fiscal 1998 and resulted in the Company having to expense internal property acquisition costs they would have otherwise capitalized.

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

       The Company has written agreements with several key members of management of severance and stay bonuses. The amounts described in these agreements will be triggered upon a change in control as defined in the agreements and are of a significant nature. These amounts will have a material adverse effect on the financial position, cash flows and operations of the Company upon a change in control of the Company.

       In the event of a termination of the Merger Agreement (as described in Note 2) by the Company, the Company will be subject to a termination fee pursuant to the terms of the Merger Agreement. This fee ranges from $1.75 million to $9.0 million to each of Reckson and Crescent and is dependent on the reasons for termination.

       On or about July 10, 1998, a complaint was filed in the U.S. District Court for the Southern District of New York (the "July Complaint") against a Tower Equities management company, the Company, three of the Company's subsidiaries and one former officer and director of the Company (collectively, the "Defendants") in which the plaintiff alleges she was discriminated against in the terms and conditions of her employment on the basis of her religion in violation of federal, state and city statutes. The plaintiff was never employed by the Company and was not employed by any of the other Defendants at the time of the formation of the Company in March 1997. The Defendants deny the allegations and intend to vigorously defend the action. An answer to the July Complaint is scheduled to be filed on or about November 17, 1998. The Company does not expect that this action will have a material adverse effect on its operations, cash flows or financial position.

       On or about September 29, 1998, a complaint was filed in the U.S. District Court for the Southern District of New York (the "September Complaint") against the Defendants in which the plaintiff alleges unlawful retaliation in violation of federal, state and city statutes. The plaintiff was never employed by the Company and was not employed by any of the other Defendants at the time of the formation of the Company in March 1997. The Defendants deny the allegations and intend to vigorously defend the action. An answer to the September Complaint is scheduled to be filed on or about November 17, 1998. The Company does not expect that this action will have a material adverse effect on its operations, cash flows or financial position.

       In July 1998, David Miller, a purported stockholder of the Company, commenced a putative class action against the Company and certain of its then directors and officers in the Supreme Court of New York, New York County, captioned Miller v. Adams, et al., Index No. 98-113363 (Sup. Ct. N.Y. Co.) (the "Miller Action"). The Miller Action challenges, among other things, the process employed by the Company and its directors in reviewing an approving the Merger and the fairness of the terms of the Merger to the Company's public stockholders. Among other things, the Miller Action seeks injunctive relief of, in the alternative, rescission and monetary damages of an unspecified amount. In view of the fact that Crescent, Reckson and Metropolitan have indicated that they do not intend to perform under the Merger Agreement, the Plaintiff in the Miller Action has agreed to voluntarily withdraw the complaint, without prejudice.

                            TOWER REALTY TRUST, INC.

                       NOTES TO CONDENSED CONSOLIDATED AND
                 COMBINED FINANCIAL STATEMENTS (Continued)


       See Note 2 regarding contingencies with respect to the Merger.

10.    Subsequent Events:

       On November 2, 1998, the Company commenced an action in New York State Supreme Court against Reckson, Crescent and Metropolitan alleging breach of the of the Merger Agreement. The Company is seeking $75 million in compensatory damages of not less than $75 million, declaratory and other relief. As stated in the Company's press release on such date, such action was filed after the Company had been informed by Crescent, Reckson and Metropolitan that they would not proceed with the Merger Agreement.

11.    Pro Forma Financial Information:

       Due to the impact of the Offering and the Formation Transactions, the Properties acquired concurrent with and subsequent to the Offering, the historical results of operations are not indicative of future results of operations. The following Pro Forma Information for the nine months ended September 30, 1998 and September 30, 1997 are presented as if the Offering and the Formation Transactions and all property acquisitions, including the acquisitions of the Blue Cross/Blue Shield office complex and the 90 Broad Property, which occurred subsequent to December 31, 1997, had occurred at January 1, 1998 and 1997. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1998 and 1997, or to projected results for any future periods.

                                                                                1998             1997
                                                                           ---------------- ----------------
                                                                                    in thousands,
                                                                               (except per share data)

       Total revenues                                                      $      85,719    $      76,407
       Net income                                                          $      10,561    $      11,605
       Net income per common share - basic and dilutive                    $        0.62    $        0.69


12.    Other:

       The Company is obligated in accordance with its lease provisions, to provide certain tenants with tenant improvements.

       The Company maintains security deposits at September 30, 1998 and December 31, 1997 of $5.9 million and $3.8 million, respectively. These amounts are recorded as cash and cash equivalents.

13.    Reclassification:

       Certain prior-year amounts have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Developments

The Company was incorporated in the State of Maryland on March 27, 1997. The Company operates so as to qualify as a REIT for federal income tax purposes. As of October 16, 1997, the Company consummated the Offering of 13,817,250 shares of Common Stock (including the exercise of the underwriters' over-allotment option of 1,802,250 shares) and effected the Concurrent Private Placements of 1,153,845 shares of Common Stock at a price of $26.00 per share and realized net proceeds therefrom of approximately $353.35 million. In addition, in connection with the Formation Transactions relating to the Offering, including the acquisition of certain property interests and the cancellation of certain indebtedness, the Company issued 1,949,360 shares of Common Stock. Upon consummation of the Offering, the Company acquired a sole 1% general partner interest in the Operating Partnership, and a 90.4% limited partner interest in the Operating Partnership. At September 30, 1998, the Company had a 1% general partner interest and a 90.0% limited partner interest in the Operating Partnership.

The Company was formed to continue and expand the commercial real estate business of Tower Equities, including developing, acquiring, owning, renovating, managing, and leasing office properties in the Manhattan, Phoenix, Tucson and Orlando markets. Upon consummation of the Offering and the Formation Transactions, the Operating Partnership owned or had interests in the Initial Properties. On (i) December 31, 1997, the Company purchased the approximately 700,000 square foot office located at 810 Seventh Avenue in Midtown Manhattan for approximately $150.0 million, including closing costs, (ii) January 16, 1998, the Company purchased the approximately 126,000 square foot Blue Cross/Blue Shield office complex located in Phoenix, Arizona for $16.9 million, and (iii) May 6, 1998, the Company purchased the approximately 335,000 square foot 90 Broad Property for $34.3 million. The Company also owns or has an option to acquire the Development Parcels, which can support 2.2 million rentable square feet of development. In November 1997, the Company exercised its option to purchase one of the optioned Development Parcels located in Phoenix, Arizona for approximately $10.3 million.

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

Pursuant to the Merger Agreement, each share of the Company's Common Stock will be exchanged, at the election of each company stockholder, for either $24 in cash or .4615 of a share of Reckson Shares and .3523 of a share of Crescent Shares (such fractions of shares being subject to downward adjustments if the stock prices of Reckson Shares and Crescent Shares increase by more than 7% after July 7, 1998) for up to an aggregate of 40% of the total consideration payable in the transaction. In addition, if a stockholder of the Company elects to receive Reckson Shares and the Crescent Shares, they will be entitled to share in the benefit of up to, and including, a 7% increase in the value of each share of Reckson Shares and the Crescent Shares after July 7, 1998. If however, there has been an increase of more that 7% in the stock price of either Reckson Shares or Crescent Shares, then the exchange ratio for the applicable common stock will be adjusted downward in proportion to the increase in excess of 7%, such that Company stockholders who receive Reckson Shares and Crescent Shares will receive fewer shares. Accordingly, the benefit of any appreciation in the stock value of either Reckson Shares or Crescent Shares is effectively limited to 7%.

On November 2, 1998, the Company commenced an action in New York State Supreme Court against Reckson, Crescent and Metropolitan alleging breach of the of the Merger Agreement. The Company is seeking $75 million in compensatory damages of not less than $75 million, declaratory and other relief. As stated in the Company's press release on such date, such action was filed after the Company had been informed by Crescent, Reckson and Metropolitan that they would not proceed with the Merger Agreement.

On August 3, 1998, Lawrence H. Feldman resigned from this positions as Chairman of the Board, Chief Executive Officer and President of the Company. In connection with his resignation, the Company expects to pay Mr. Feldman a severance payment equal to 2.99 times his "base amount" as described in his employment agreement and as defined in Section 280G of the Internal Revenue Code of 1986, as amended, payable over a twelve-month period or approximately $84,273 per month. During the third quarter of 1998 the Company charged $1.0 million of severance expense to operations. On August 3, 1998, Francis X. Tansey, a director of the Company, was appointed Chairman of the Board and Robert L. Cox, a director and Executive Vice President and Chief Operating Officer of the Company, was appointed acting Chief Executive Officer and President of the Company.

Results of Operations

The results of operations for the three and nine month periods ended September 30, 1998 and the three- and nine-month periods ended September 30, 1997 include the operations of the Company and Tower Predecessor, respectively. Consequently, the comparison of the periods provides only limited information regarding the operations of the Company as currently constituted.

The results of operations of the Company for the three- and nine-month periods ended September 30, 1997 consist primarily of the interest expense and interest income related to the amounts borrowed from MSAM.

Comparison of the Three Months Ended September 30, 1998 (the Company) to the Three Months Ended September 30, 1997 (Tower Predecessor)

Total revenues increased by $21.5 million or 302.8%, to $28.6 million for the three months ended September 30, 1998 as compared to $7.1 million for the three months ended September 30, 1997. Rental income increased by $21.5 million, or 307.1%, to $28.5 million for the three months ended September 30, 1998 as compared to $7.0 million for the three months ended September 30, 1997, primarily as a result of the Properties acquired concurrent with and subsequent to the Offering, as described above. Rental income for the three months ended September 30, 1998 included (i) $7.9 million of rental income from the Properties previously held by DRA (these properties were reflected as an 18% investment on the equity method of accounting by Tower Predecessor) and (ii) rental revenues of $12.3 million from the 100 Wall, Century Plaza, 810 Seventh Avenue, Blue Cross/Blue Shield and 90 Broad office buildings, properties which were acquired concurrent with or subsequent to the Offering. The remaining increase in rental income can be attributed to an increase in base rent, primarily resulting from (i) an increase in leasing activity from the date of the Offering and (ii) additional unbilled rent resulting from the effect of re-straightlining the lease payments over the remaining lease terms from the date of the Offering.

Total expenses for the three months ended September 30, 1998 increased by $18.3 million, or 210.3%, to $27.0 million from $8.7 million for the three months ended September 30, 1997, primarily as a result of the inclusion of the DRA
Joint Venture properties and the properties purchased concurrent with the subsequent to the Offering. Expenses, excluding interest and depreciation and amortization, as a percentage of total revenue increased from 44.8% for the three months ended September 30, 1997 to 60.1% for the three months ended September 30, 1998, primarily as a result of an increase in general administrative costs and severance and other compensation costs (including costs incurred related to the Initiatives and the severance charge related to the resignation of Lawrence H. Feldman (see Note 3 to the Financial Statements) recorded during the third quarter of 1998). These costs impacted the results of operations for the three months ended September 30, 1998 by $0.23 per common share. Property operating and maintenance increased as a percentage of revenue due to the inclusion of the properties located in Arizona, where utility costs are typically higher. The decrease in real estate taxes as a percentage of revenue is primarily due to the inclusion of 100 Wall Street, which has a lower real estate tax assessment as compared to the Company's other New York City based Properties. The components of expenses, excluding interest and depreciation and amortization, as a percentage of total revenue are as follows:

                                                                                      Three Months
                                                                                   Ended September 30,
                                                                               ----------------------------
                                                                                  1998            1997
                                                                               ------------   -------------

Property operating and maintenance                                                  26.3%         21.1 %
Real estate taxes                                                                   13.3          16.2
General and administrative                                                          19.9           5.4
Ground rent/air rights                                                               0.6           2.1
                                                                               ------------   -------------

                  Total                                                             60.1%         44.8%
                                                                               ============   =============


Interest expense increased by $1.5 million to $5.2 million for the three months ended September 30, 1998 as compared to $3.6 million for the three months ended September 30, 1997 as a result of utilization of the Line of Credit to fund new acquisitions and capital expenditures and proceeds from the Term Loan.

Depreciation and amortization increased by $2.7 million, or 150%, to $4.5 million for the three months ended September 30, 1998 as compared to $1.8 million for the three months ended September 30, 1997 due to depreciation of additional properties in 1998 as compared in 1997.

Equity in joint ventures and unconsolidated subsidiaries increased by approximately $0.25 million primarily as a result of the operations of the Management Company, which is accounted for as an unconsolidated subsidiary in 1998.

Minority interest, which did not exist at September 30, 1997, pertains to interest in certain partnerships, Properties and Properties Atlantic which were contributed to the Operating Partnership in exchange for OP Units concurrent with and subsequent to the Offering.

Net income increased by $3.3 million to $1.8 million for the three months ended September 30, 1998 as compared to a net loss of $1.5 million for the three months ended September 30, 1997, as a result of the acquisition of properties and other reasons.

Comparison of the Nine Months Ended September 30, 1998 (the Company) to the Nine Months Ended September 30, 1997 (Tower Predecessor)

Total revenues increased by $61.8 million, or 288.8%, to $83.2 million for the nine months ended September 30, 1998 as compared to $21.4 million for the nine months ended September 30, 1997. Rental income increased by $62.1 million, or 302.9%, to $82.6 million for the nine months ended September 30, 1998 as compared to $20.5 million for the nine months ended September 30, 1997, primarily as a result of the Properties acquired concurrent with and subsequent to the Offering. Rental income for the nine months ended September 30, 1998 included (i) $24.0 million of rental income from the Properties previously held by DRA (these properties were reflected as an 18% investment on the equity method of accounting by Tower Predecessor) and (ii) rental revenues of $34.4 million from 100 Wall, Century Plaza, 810 Seventh Avenue, Blue Cross/Blue Shield and the 90 Broad office buildings, properties which were acquired concurrent with or subsequent to the Offering. The remaining increase in rental income can be attributed to an increase in base rent, primarily resulting from (i) an increase in leasing activity from the date of the Offering and (ii) additional unbilled rent resulting from the effect of re-straightlining the lease payments over the remaining lease terms from the date of the Offering.

Management fee income decreased by $0.3 million, or 100.0% to $0 for the nine months ended September 30, 1998. These fees relate to services provided to the Properties (which have been eliminated since the consummation of the Offering) as well as services to third-party properties (which fees are reflected in the Management Company for the nine months ended September 30, 1998).

Total expenses for the nine months ended September 30, 1998 increased by $46.0 million, or 174.9%, to $72.3 million from $26.3 million for the nine months ended September 30, 1997 primarily as a result of the inclusion of the DRA properties and the properties purchased concurrent with and subsequent to the Offering. Expenses, excluding interest and depreciation and amortization, as a percentage of total revenue increased from 48.1% for the nine months ended September 30, 1997 to 52.8% for the nine months ended September 30, 1998, primarily as a result of an increase in general and administrative costs and severance and other compensation costs (including costs incurred related to the Initiatives and the severance charges related to the resignations of Lawrence H. Feldman and Joseph
D. Kasman (see Note 3 to the Financial Statements) recorded during the third and second quarters of 1998, respectively). In addition, management recorded compensation expense of approximately $0.9 million relating to the issuance of stock and cash to current and former employees of the Company for their efforts during the Offering. These costs impacted the results of operations for the nine months ended September 30, 1998 by $0.14 per common share. Property operating and maintenance increased as a percentage of revenue due to the inclusion of the properties located in Arizona, where utility costs are typically higher. The decrease in real estate taxes as a percentage of revenue is primarily due to the inclusion of 100 Wall Street, which has a lower real estate tax assessment as compared to the Company's other New York City based Properties. The components of expenses, excluding interest and depreciation and amortization, as a percentage of total revenue are as follows:


                                                                                      Nine Months
                                                                                  Ended September 30,
                                                                               --------------------------
                                                                                  1998           1997
                                                                               -----------    -----------

Property operating and maintenance                                                 23.4%          19.7%
Real estate taxes                                                                  13.3           16.3
General and administrative                                                         15.5           10.0
Ground rent/air rights                                                              0.6            2.1
                                                                               -----------    -----------

                  Total                                                            52.8%          48.1%
                                                                               ===========    ===========


Interest expense increased by $4.3 million to $15.1 million for the nine months ended September 30, 1998 as compared to $10.8 million for the nine months ended September 30, 1997 as a result of utilization of the Line of Credit to fund new acquisitions and capital expenditures and proceeds from the Term Loan.

Depreciation and amortization increased by $7.8 million, or 147.2%, to $13.1 million for the nine months ended September 30, 1998 as compared to $5.3 million for the nine months ended September 30, 1997 due to depreciation of additional properties in 1998 as compared to 1997.

Equity in joint ventures and unconsolidated subsidiaries increased by approximately $0.5 million primarily as a result of the operations of the Management Company, which is accounted for as an unconsolidated subsidiary in 1998.

Minority interest, which did not exist at September 30, 1997, pertains to interests in certain partnerships, Properties and Properties Atlantic which were contributed to the Operating Partnership in exchange for OP Units concurrent with and subsequent to the Offering.

Net income increased by $15.3 million to $10.5 million for the nine months ended September 30, 1998 as compared to a net loss of $4.8 million (prior to the extraordinary gain on early extinguishment of debt of $6.5 million) for the nine months ended September 30, 1997, as a result of the acquisition of properties and other factors discussed above.

Funds From Operations

The Company generally considers Funds from Operations ("FFO") an appropriate measure of liquidity of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. "Funds from Operations," as defined by the National Association of Real Estate Investment Trusts, means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructurings and gains (losses) on sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company has also adjusted FFO to add back compensation expense related to the issuance of stock to key employees for services performed in conjunction with the Offering, the severance charges related to the resignations of Joseph D. Kasman, Lawrence H. Feldman and costs incurred related to the

Merger and the Initiatives. The Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, FFO should be considered in conjunction with net income (loss), determined in accordance with GAAP, as presented in the unaudited consolidated and combined financial statements of the Company and Tower Predecessor, respectively, and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Funds from Operations should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of the Company's performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of liquidity or ability to make distributions.

The following is a reconciliation of Net Income to Funds from Operations for the three and nine months ended September 30, 1998 and September 30, 1997.


                                                                                                        Tower
                                          The Company        The Company          The Company        Predecessor
                                         (Consolidated)     (Consolidated)      (Consolidated)       (Combined)
                                          Three Months       Three-Months         Nine Months        Nine Months
                                             Ended              Ended                Ended              Ended
                                         September 30,      September 30,        September 30,      September 30,
                                              1998               1997                1998               1997
                                        -----------------  -----------------    ----------------   ----------------

  Net income                            $      1,783       $      (1,537)       $     10,496       $     1,645

  Add:
     Real estate depreciation and
       Amortization                            4,506               1,761              13,149             5,255
     Real estate depreciation and
       Amortization of unconsolidated
       Joint venture                               8                   8                  24                24
     Minority interest                           173                   -               1,027                 -
     Severance and other compensation
       Costs                                   1,011                   -               2,454                 -
     Sale of the Company                       2,915                   -               3,865                 -

  Less:
     Gain on extinguishment of debt                -              (6,475)                  -            (6,475)
                                        -----------------  -----------------    ----------------   ----------------

             Funds from Operations      $     10,396       $      (6,243)       $     31,015       $       449
                                        =================  =================    ================   ================

             Funds from Operations
               available for            $      9,460                            $     28,236
               Stockholders
                                        =================                       ================

Liquidity and Capital Resources

Cash and cash equivalents were $7.2 million and $1.3 million at September 30, 1998 and December 31, 1998, respectively. Cash and cash equivalents include cash on hand and short-term, highly liquid investments with original maturities of three months or less. These financial instruments, which potentially subject the Company to concentrations of credit risk, are invested primarily through short-term obligations issued or guaranteed by the United States government or its agencies. The Company believes that this mitigates their risk. Included in cash and cash equivalents at September 30, 1998 and December 31, 1997 are segregated security deposits amounting to approximately $5.9 million and $3.8 million. The significant increase in cash and cash equivalents is a result of the net increase in amounts outstanding under the Line of Credit of $62.4 million and cash flows from operations of $31.4 million, net of approximately $65.9 million for additions to real estate (primarily as a result of the $16.9 million purchase of Blue Cross/Blue Shield and the $34.3 million purchase of the 90 Broad Property), and $22.2 million relating to distributions to stockholders and OP Unitholders.

The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, and deferred real estate taxes. The Properties require periodic investment of capital for tenant-related capital expenditures and for general capital improvements. In addition, the Company has adopted a policy of paying regular quarterly distributions on its Common Stock and OP Units. Based upon its cash and cash equivalents as of September 30, 1998, its expected cash flows from operations and the funds available under the Line of Credit, the Company expects to meet its cash requirements for the foreseeable future, assuming a refinancing of the $100.0 million mortgage loan due on December 31, 1998 relating to the acquisition of 810 Seventh Avenue.

The Line of Credit has a three-year term and bears interest at the rate of approximately 150 basis points over LIBOR (London Interbank Offered Rate). As of September 30, 1998, $62.4 million was outstanding under the Line of Credit.

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

As a general policy, the Company intends to maintain a debt policy limiting the Company's total consolidated indebtedness plus its pro rata share of joint venture debt to 50% of the Company's total market capitalization. As of September 30, 1998, the debt to total market capitalization, including the Company's 10% interest in the debt of 2800 North Central, was 46.3%.

As a result of the acquisition of 810 Seventh Avenue, the Company has a $100 million mortgage loan form Credit Suisse First Boston Mortgage Capital LLC that matures on December 31, 1998. The Company intends to refinance this mortgage during the fourth quarter of 1998. In addition, the Company has obtained a $11.3 million revolving loan from KeyBank in connection with the development of a Development Parcel in Arizona, which loan matures on May 1, 2000. There are currently no amounts outstanding under the loan from KeyBank.

Inflation

The Company's leases with the majority of its tenants require the tenants to pay most operating expenses, including insurance and real estate taxes, and increases in common area maintenance expenditures which partially offsets the Company's exposure to increases in costs and operating expenses resulting from inflation.

Year 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to determine the applicable year. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company believes that the cost of remediation associated with its computer systems will be minimal and the remediation is anticipated to be completed in the first quarter of 1999.

The Company's Year 2000 compliance program focuses on addressing Year 2000 readiness in the following areas: (i) The Company's information technology hardware and software; (ii) other material technology systems; and (iii) Year 2000 compliance of third parties with which the Company has a material \relationship. In this regard, the Company has retained consultants to assist in its efforts.

The Company has completed an initial assessment and remediation of its key information technology systems, including its operating systems and critical financial and nonfinancial applications. Remediation efforts as of the date hereof include addressing critical financial applications. Based on this initial assessment and remediation efforts, the Company believes that these key information technology systems will be "Year 2000 compliant" by the first quarter of 1999. However, there can be no assurance that coding errors or other defects will not be discovered in the future. The Company is currently evaluating the remaining noncritical information technology systems for Year 2000 compliance.

As of September 30, 1998, The Company owned and operated a portfolio of 25 Properties. The Company is continually evaluating whether the material non-information technology systems such as security control equipment, fire suppression equipment and other physical plant and equipment at such properties are Year 2000 compliant, and has been advised by its vendors that such systems and equipment are or will be Year 2000 compliant. All of the Company's Properties, as a part of general operating policy, are developing contingency plans that will be deployed in the event key operational systems, such as security control equipment, fail (e.g., when a power failure occurs).

The Company depends upon the proper functioning of third-party computer and non-information technology systems. These third parties include tenants, commercial banks and other lenders, construction contractors and vendors. The Company has initiated communications with third parties with whom it has important financial or operational relationships to determine the extent to which they are vulnerable to the Year 2000 issue. The Company has not yet received sufficient information from all parties about their remediation plans to predict the outcome of their efforts.

If third parties with whom the Company or one of its affiliates interacts have Year 2000 problems that are not remedied, the following problems could result:

         (i) In the case of construction contractors and other vendors, the delayed construction or re-development of properties;

         (ii) In the case of vendors, disruption of important services upon which the Company or its affiliates depends, such as professional services, including accounting and legal services, telecommunications and electrical power; and

         (iii) In the case of banks and other lenders, the disruption of capital flows potentially resulting in liquidity stress.

Due to the nature of the Company's tenants' respective businesses, the Company does not believe the Year 2000 issue will materially impact each tenant's ability to pay rent. However, financial difficulties of significant tenants as a result of the Year 2000 issues could have a material adverse effect on the Company's results of operations or financial position. Though the Company does not expect the Year 2000 issue to have a material adverse effect on its result of operations or financial position, there can be no assurances of that position.

Environmental Matters

The Company is not aware of any environmental issues at any of its Properties. The Company believes it has sufficient insurance coverage at each of its Properties.

Subsequent Events

On November 2, 1998, the Company commenced an action in New York State Supreme Court against Reckson, Crescent and Metropolitan alleging breach of the of the Merger Agreement. The Company is seeking $75 million in compensatory damages of not less than $75 million, declaratory and other relief. As stated in the Company's press release on such date, such action was filed after the Company had been informed by Crescent, Reckson and Metropolitan that they would not proceed with the Merger Agreement.

Recently Issued Accounting Standards

Effective January 1, 1998, the Company adopted the Financial Accounting Standard Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income, which includes items which have been formerly reported as a component of stockholders' equity. SFAS 130 does not have an impact on the Company's financial statements.

In June 1997, the financial accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131"). SFAS 131 establishes disclosure standards for information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Management expects to adopt this standard in connection with the preparation of the 1998 annual financial statements. When adopted, SFAS 131 will require the Company to report additional geographic information based on the Company's major geographic areas of focus.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement addresses the accounting for derivative instruments including certain derivative instruments embedded in to their contacts and for hedging activities. This statement is effective for years beginning after June 15, 1999. The Company's management believes that this statement will not have a material impact on the Company's financial statements.

In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS 134 addressed the accounting for and disclosure of mortgage backed securities as either held-to-maturity, held-for-sale, or trading security. The statement is effective for the first fiscal quarter beginning after December 15, 1998. SFAS 134 does not have an impact on the Company's financial statements.

During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1, " Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1), which are effective for the fiscal years beginning after December 15, 1998. In addition, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("ET 97-11"). SOP 98-5 requires that certain costs incurred in conjunction with start-up activities be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. EITF 97-11 requires that the internal pre-acquisition costs of identifying and acquiring operating property be expensed as incurred. Management believes that, when adopted, SOP 98-5 and SOP 98-1 will not have a significant impact on the Company's financial statements. EITF 97-11 was adopted during the first quarter of fiscal 1998 and resulted in the Company having to expense internal property acquisition costs they would have otherwise capitalized.

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

On or about July 10, 1998 a complaint was filed in the U.S. District Court for the Southern District of New York (the "July Complaint") against a Tower Equities management company, the Company, three of the Company's subsidiaries and one former officer and director of the Company (collectively, the "Defendants") in which the plaintiff alleges she was discriminated against in the terms and conditions of her employment on the basis for her religion in violation of federal, state and city statutes. The plaintiff is seeking actual, compensatory and punitive damages. The plaintiff was never employed by the Company and was not employed by any of the other Defendants at the time of the formation of the company in March 1997. The Defendants deny the allegations and intend to vigorously defend the action. An answer to the July Complaint is currently scheduled to be filed on or about November 17, 1998. The Company does not expect that this action will have a material adverse effect on its operations, cash flows or financial position.

On or about September 29, 1998, a complaint was filed in the U.S. District Court for the Southern District of New York (the "September Complaint") against the Defendants in which the plaintiff alleges unlawful retaliation in violation of federal, state and city statutes. The plaintiff was never employed by the Company and was not employed by any of the other Defendants at the time of the formation of the Company in March 1997. The Defendants deny the allegations and intend to vigorously defend the action. An answer to the September Complaint is currently scheduled to be filed on or about November 17, 1998. The Company does not expect that this action will have a material adverse effect on its operations, cash flows or financial position.

In July 1998, David Miller, a purported stockholder of the Company, commenced a putative class action against the Company and certain of its then directors and officers in the Supreme Court of New York, New York County, captioned Miller v. Adams, et al., Index No. 98-113363 (Sup. Ct. N.Y. Co.) (the "Miller Action"). The Miller Action challenges, among other things, the process employed by the Company and its directors in reviewing and approving the Merger and the fairness of the terms of the Merger to the Company's public stockholders. Among other things, the Miller Action seeks injunctive relief or, in the alternative, rescission and monetary damages of an unspecified amount. In view of the fact that Crescent, Reckson and Metropolitan have indicated that they do not intend to perform under the Merger Agreement, the Plaintiff in the Miller Action has agreed to voluntarily withdraw the complaint, without prejudice.


On November 2, 1998, the Company commenced an action in New York State Supreme Court against Reckson, Crescent and Metropolitan alleging breach of the of the Merger Agreement. The Company is seeking $75 million in compensatory damages of not less than $75 million, declaratory and other relief. As stated in the Company's press release on such date, such action was filed after the Company had been informed by Crescent, Reckson and Metropolitan that they would not proceed with the Merger Agreement.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits:

         The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

b)       Reports on Form 8-K:

         1. A current report on Form 8-K, dated July 9, 1998 and filed on July 14, 1998, was filed by the Company in connection with the signing of the Merger Agreement and for purposes of disclosing the material terms of the Merger.

       2. A current report on form 8-K, dated August 3, 1998 and filed on August 11, 1998, was filed by the Company in connection with the resignation of Lawrence H. Feldman as Chairman of the Board, Chief Executive Officer and President of the Company and the appointments of Robert L. Cox as Acting Chief Executive Officer and President and Francis X. Tansey as Chairman of the Board of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TOWER REALTY TRUST, INC.

Date:  November 16, 1998            By:     /s/ Lester S. Garfinkel
                                            ------------------------------
                                            Name:  Lester S. Garfinkel
                                            Title: Executive Vice President --
                                                   Finance and Administration
                                                   and Chief Financial  Officer
                                                   (Principal Financial Officer
                                                   and Chief Accounting Officer)

                                  Exhibit Index


The following exhibits are filed as part of this Quarterly Report on Form 10-Q.




   Exhibit No.                                 Description
-------------------          ---------------------------------------------------

       27.1                  Financial Data Schedule