Form 10-K
period 1998-12-31
TOWER REALTY TRUST INC
filed 1999-04-01
CIK 1037711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
 /X/                  ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                         .......................................................

                                       OR

 / /                  TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from..................to.....................

                 Commission file number 1-13375
                                        ........................................


                            TOWER REALTY TRUST, INC.
          ......................................................................
             (Exact name of registrant as specified in its charter)


             Maryland                                    13-3938558
 ................................             ..................................
     State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization                       Identification No.)

292 Madison Ave, 3rd Floor, New York, New York                10017
 ..............................................      ............................
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (212) 448-1864
                                                  ..............................

Securities registered pursuant to Section 12(b) of the Act:


     Title of each class                          Name of each exchange on which registered

Common Stock, par value $.01 per share                        New York Stock Exchange
 ......................................             .........................................


          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)
           .........................................................


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [   ]

         Indicate by check mark if disclosures of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting shares held by non-affiliates of the registrant, as of March 18, 1999 was approximately $260,154,823.

         The number of common shares, $.01 par value, outstanding was 16,958,255 as of March 18, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

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

                                     PART I

Item 1.  Business.

Business and Growth Strategies

           Tower Realty Trust, Inc.  (collectively,  with its subsidiaries,  the
"Company") operates from its midtown Manhattan headquarters and its two full-service regional offices in Orlando and Phoenix. The Company is a fully integrated real estate company with in-house expertise in acquisition, development, construction, property management and leasing. As of December 31, 1998, the 25 office buildings that comprise the Company's portfolio of properties (the "Properties") contain approximately 4.6 million square feet and had a weighted average occupancy rate of approximately 94.6%. Substantially all of the Properties are located either in Manhattan, Orlando or Phoenix. The Company operates as a fully integrated, self-administered, and self-managed real estate company and operates in a manner with the expectation of qualifying as a real estate investment trust ("REIT") for federal income tax purposes.

            Subject to the completion of the Company's proposed merger with a subsidiary of Reckson Associates Realty Corp., the Company will continue its turnaround strategy of acquiring office properties at a significant discount to replacement costs that are attractively priced due to physical, leasing and/or operational deficiencies. Consistent with this strategy, the Company seeks to acquire office properties that present an attractive opportunity to create value and enhance cash flow through the Company's hands-on approach to property repositioning, including the implementation of property specific renovation programs for under-performing assets.

            The Company  has  initially  focused  its  turnaround   strategy  in
Manhattan because the Company believes that the current supply/demand fundamentals in that office market provide an attractive environment for owning office properties. Consistent with this strategy, the Company's first completed acquisition following the Offering (as defined below) was the purchase of the office property located at 810 Seventh Avenue in midtown Manhattan ("810 Seventh"). Following that acquisition, the Company acquired an additional two office properties located in Phoenix and an additional office property in downtown Manhattan. As a result of increasing demand for office space in Manhattan and limited new supply, vacancy rates have declined during the last five years and rental rates for office properties have increased.

            The Company has also pursued the strategic acquisition of office properties located in the Phoenix and Orlando markets that are consistent with its turnaround strategy, as well as the development of four parcels of land which can support 2.2 million rentable square feet of development (the "Development Parcels") in those markets. The Company believes that these office markets generally have significant growth potential due to employment growth, declining vacancies and limited new construction activity.

Background and Formation Transactions

            The Company was organized in March 1997 and was formed to continue and expand the commercial real estate business of Tower Equities & Realty Corp. (collectively, with its predecessor entities and affiliates, "Tower Equities").

            Through  its   controlling   interest  in  Tower  Realty   Operating
Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), the Company is engaged in developing, acquiring, owning, renovating, managing and leasing office properties in the Manhattan, Phoenix/ Tucson and Orlando markets.

           On October 16, 1997, the Company consummated an initial public offering (the "Offering") of 13,817,250 shares of common stock, par value $0.01 per share (the "Common Stock") (including the exercise of the underwriters' over-allotment option of 1,802,250 shares) at a price of $26.00 per share (the "Offering Price") and effected concurrent private placements (the "Concurrent Private Placements") of 1,153,845 shares of Common Stock and 1,949,360 shares of Common Stock in connection with the purchase of certain Properties at a price of $26.00 per share and realized net proceeds from the Offering and the Concurrent Private Placements of $353.35 million. Such net proceeds were contributed to the Operating Partnership in exchange, in part, for the Company's approximate 91.4% interest therein (which includes a 90.4% limited partner interest and a 1% general partner interest). The Operating Partnership used the proceeds received from the Company, the $107.0 million net cash proceeds from the Company's term loan facility (the "Term Loan") borrowed concurrent with and subsequent to the Offering and approximately $12.3 million of proceeds received from Morgan Stanley Dean Witter Investment Management Inc. (formerly known as Morgan Stanley Asset Management Inc.) ("MSAM"), from the conversion of convertible notes of the Company held by certain private investment funds and separate accounts advised by MSAM ("the MSAM Notes") into Common Stock, as follows: (i) approximately $281.0 million for repayment of certain indebtedness (including associated prepayment penalties) relating to the Properties and the partnerships that own the Properties (the "Property Partnerships"); (ii) approximately $137.0 million to acquire certain equity, debt and fee interests in the 21 Properties acquired in connection with the Offering and the formation of the Company (the "Initial Properties"); (iii) approximately $3.1 million to pay for commitment fees and expenses relating to the Term Loan and the Company's unsecured line of credit with Fleet National Bank (the "Line of Credit"); (iv) approximately $3.0 million to pay transfer taxes and other expenses associated with the acquisitions of the Properties; and (v) the remaining approximately $48.6 million for working capital.

Formation Transactions

            The principal transactions made in connection with the formation of the Company and the acquisition of the Properties (the "Formation Transactions") included the following:

    o The Company acquired, directly or indirectly, a 100% interest in each of the Initial Properties (other than the 2800 North Central Property) and the ground lease encumbering the Maitland Forum Property for an aggregate of 1,128,160 shares of restricted Common Stock, 1,583,640 units of limited partnership interest in the Operating Partnership (the "OP Units"), approximately $118.7 million in cash and the assumption of approximately $244.6 million in mortgage indebtedness and approximately $13 million of non-interest-bearing deferred tax liabilities payable over 10 years (which have been discounted as of the date of the Offering to approximately $9.8 million, as described in the financial statements included as part of this Annual Report on Form 10-K) as follows:

                o The Operating Partnership acquired directly or indirectly from Lawrence H. Feldman (the former Chairman of the Board, Chief Executive Officer and President of the Company), Robert L. Cox (the Acting Chief Executive Officer and President of the Company), Joseph D. Kasman (the former Senior Vice President and Chief Financial
                       Officer of the Company), Clifford L. Stein (Managing Director of the

                       Company's Southeast Region), Robert M. Adams (a director of the Company), Richard M. Wisely (a director of the Company), Eric S. Reimer (Vice President-Leasing of the Company), Reuben Friedberg (Vice President-Finance of the Company), and Reid Berman (a regional director of Leasing for the Company) (collectively, the "Primary Contributors") interests in each of the Initial Properties (including an interest in the Maitland Forum ground lease), two Development Parcels which can support 370,000 square feet of development, and substantially all the assets of the Tower Equities and Properties Atlantic management companies in exchange for 1,509,490 OP Units; and

               o The Company acquired from persons other than the Primary Contributors, directly or indirectly, debt, equity and fee interests in the Initial Properties, including an interest in the Maitland Forum ground lease, in exchange for 1,128,160 shares of restricted Common Stock (valued at approximately $29.3 million based on the Offering Price), 74,150 OP Units and $118.7 million in cash.

    o The Operating Partnership entered into the $107 million seven-year Term Loan with Merrill Lynch Credit Corporation and borrowed approximately $54 million under such facility at the closing of the Offering. Subsequent to the Offering, the Company additionally borrowed approximately $53.0 million under the Term Loan in order to repay certain indebtedness encumbering the Initial Properties and for working capital purposes.

    o The Operating Partnership utilized $246.5 million of the net proceeds of the Offering, the Concurrent Private Placements and the $54.0 million initial draw on the Term Loan to repay mortgage indebtedness (including $1.9 million of prepayment penalties) encumbering the Initial Properties and the Property Partnerships concurrent with the closing of the Offering.

    o           The  Tower  Equities  and  Properties  Atlantic  management  and leasing companies (that were owned entirely by the Primary Contributors) contributed substantially all of the assets of such companies to the Operating Partnership and the Operating Partnership has, in turn, recontributed such assets to Tower Equities Management, Inc., a Delaware corporation (the "Management Company") in exchange for 100% of the non-voting common stock and 5% of the voting common stock in the Management Company (which collectively is entitled to receive approximately 95% of the dividends). This structure is designed to assist the Company in maintaining its status as a REIT.

    o The Company issued 886,200 shares of restricted Common Stock in exchange for the cancellation of indebtedness outstanding under the MSAM Notes.

    o The Management Company and certain Primary Contributors that hold interests in retail properties controlled directly or indirectly by Tower Equities (the "Excluded Properties") entered into management agreements with respect to each of the Excluded Properties. Four of the Excluded Properties are controlled by certain Primary Contributors and have non- cancellable management contracts (except upon a sale of such property). The remaining three properties are under management contracts which may be terminated upon payment of two years of management fees or upon a sale of the applicable property. In consideration for the services to be provided under the management agreements, the Management Company is entitled to receive market rate property and construction management fees, as well as applicable leasing commissions.

     o The Operating Partnership acquired, at no cost, an option held by certain Primary Contributors that provided the Operating Partnership with the right to acquire from an unaffiliated third party for approximately $10.3 million the Phoenix Land Parcel which contains approximately 43 acres of undeveloped land in Phoenix that can support 1.0 million square feet of office development. This option was exercised by the Company in November, 1997. In addition, the Operating Partnership acquired from certain Primary Contributors for no additional consideration an option to acquire for approximately $3.8 million (approximately $4.75 per buildable square foot)
                approximately 3.6 acres of land adjacent to the Company's One Orlando Center Property that can support approximately 800,000 square feet of development. As of May 9, 1997, such parcel was appraised at approximately $5.1 million.

    o The Company established the three-year $200 million Line of Credit which has been and will continue to be used primarily to finance the acquisition of, and investment in, office properties and other costs and expenses related to such acquisitions, to refinance existing indebtedness, and for general working capital needs. The Line of Credit has subsequently been modified by the Company and currently has a maximum principal amount of $165.0 million.

    o The Company has paid to an affiliate of The Carlyle Group, a Washington, D.C. based merchant banking firm ("Carlyle") $925,000 in consideration of obtaining such affiliate's consent to the transfer of an interest in the 2800 North Central Avenue Property to the Company.

    o As part of the Formation Transactions, the Company acquired certain interests in the Property Partnerships from the Primary Contributors and certain third parties. Certain of the interests in three of the Property Partnerships were acquired from Edward Feldman pursuant to a bankruptcy proceeding under Chapter 7 of United States Bankruptcy Code. In conjunction with the transfer of those interests to the Company, the Company entered into a court-approved settlement agreement whereby the Company has obtained a release of all potential claims of the bankruptcy trustee and any creditor of the bankruptcy estate relating directly or indirectly to the Company in exchange for a cash payment of $2.0 million. Accordingly, the Company believes that this bankruptcy proceeding will have no impact on Company operations. Edward Feldman, the father of Lawrence H. Feldman, the former Chairman of the Board, Chief Executive Officer and President of the Company, served as President of Tower Equities until December 1990, at which time he retired at age 70. Edward Feldman served as a consultant to Tower Equities from the date of his retirement until March 1997.

Recent Developments

            On January 13, 1998, the Company acquired two two-story office properties located at 2444 Las Palmeritas Drive in Phoenix, bringing the total number of properties in the Company's portfolio to twenty-four (24). The two buildings combined contain approximately 126,000 square feet and, as of the date of acquisition, were 100% leased to Blue Cross/Blue Shield of Arizona, Inc. The properties were acquired for approximately $16.9 million in cash.

            On March 30, 1998, Russell C. Platt, then a managing director of MSAM and Francis X. Tansey, the President of DRA Advisors, Inc. ("DRA"), each such entity being a significant stockholder of the Company, were named to the Company's board of directors (the "Board"). On January 11, 1999, Mr. Platt resigned from the Board and on March 2, 1999, the Board named John Timothy Morris, a principal of Morgan Stanley & Co., to replace Mr. Platt.

            On April 17, 1998, following the resignation of Joseph D. Kasman, the Company's Senior Vice President and Chief Financial Officer, the Board appointed Lester S. Garfinkel, an independent Board member, as Executive Vice President--Administration and Finance and Chief Financial Officer.

            On May 6, 1998, the Company purchased the office property located at 90 Broad Street in New York City, a 25-story building containing approximately 335,000 square feet, for approximately $34.3 million in cash, bringing the total number of properties in the Company's portfolio to twenty-five (25).

            On August 3, 1998,  Lawrence H. Feldman  resigned from his positions as Chairman of the Board, Chief Executive Officer, President and Director of the Company. Robert L. Cox was appointed by the Board to serve as Acting Chief Executive Officer and President of the Company until closing of the Merger (as defined below) and Francis X. Tansey was appointed as Chairman of the Board. On March 17, 1999, the Company paid Mr. Feldman a severance payment of approximately $1.0 million in full satisfaction of all obligations under his employment agreement with the Company and Mr. Feldman executed a release of claims against the Company. This severance amount, equal to 2.99 times the "base amount," as described in Mr. Feldman's employment agreement with the Company and as defined in Section 280G of the Internal Revenue Code of 1986, was charged to operations by the Company during the third quarter of 1998.

            On December 7, 1998, the Company's Board approved a merger (the "Merger") in which the Company will be acquired by Metropolitan Partners LLC ("Metropolitan"), a subsidiary of Reckson Associates Realty Corp. ("Reckson") and on December 8, 1998, the Company, Metropolitan, Reckson and Reckson Operating Partnership, L.P., a subsidiary of Reckson ("Reckson OP"), entered into a definitive agreement with respect to the Merger (the "Merger Agreement"). Consummation of the Merger requires the approval of the Company's stockholders. Although the approval of Reckson common stockholders is not required for consummation of the Merger, the form of a portion of the merger consideration payable to the Company's stockholders and unitholders will vary depending upon the results of a separate vote of Reckson common stockholders. If Reckson common stockholders approve the issuance of only shares of Reckson class B exchangeable common stock as the non-cash portion of the merger consideration, common stockholders of the Company and holders of OP Units will receive for each of their Company shares or OP Units, at their election and subject to proration, either (i) $23.00 in cash or (ii) .8364 of a share of Reckson class B exchangeable common stock. If Reckson common stockholders do not approve the issuance of only shares of Reckson class B exchangeable common stock as the non-cash portion of the merger consideration, Reckson will still be obligated to consummate the Merger, subject to the conditions of the Merger Agreement. In this case, however, the Company's stockholders and unitholders will receive for each of their shares or units, at their election and subject to proration, either (i) $23.00 in cash or (ii) .5725 of a share of Reckson class B exchangeable common stock and $7.2565 principal amount of 7% senior unsecured notes due 2009 of Reckson OP. In the Merger, only 25% of the Company's Common Stock and OP Units will be exchanged for $23.00 in cash.

            On December 7, 1998, the Company entered into a mortgage extension agreement with Credit Suisse First Boston in connection with the Company's refinancing of 810 Seventh. Under the mortgage extension agreement, the $100 million mortgage's due date was extended from December 31, 1998 to April 30, 1999. In connection with such extension, the Company paid a 1% fee to Credit Suisse First Boston. In addition, the Company incurred third party broker fees and other related costs of approximately $600,000. On December 31, 1998, the Company paid down $40 million of the $100 million mortgage to Credit Suisse First Boston. Costs associated with the transaction include a payment of a 1% prepayment fee equal to $400,000. On March 1, 1999, the Company entered into a modification agreement with respect to its Line of Credit for the purpose of making 810 Seventh an unencumbered asset and adding to the Company's unencumbered borrowing base. In that regard, the Company drew down $60 million from its Line of Credit and fully repaid the mortgage on 810 Seventh with Credit Suisse First Boston. The Company's mortgage with Credit Suisse First Boston was then assigned to Fleet National Bank and the Company's Line of Credit was reduced from $200 million to $165 million. Costs associated with such transactions were approximately $1.2 million.

            On December 8, 1998, Metropolitan purchased 2,169,197 shares of the Company's newly issued Series A preferred stock, par value $0.01 per share (the "Preferred Stock") for an aggregate purchase price of $40 million. In connection with this sale of the Preferred Stock, the Company entered into a registration rights agreement with Metropolitan that provides for certain registration rights with respect to the Preferred Stock. The Preferred Stock initially has a dividend equal to the dividend on the Company's Common Stock (currently, $1.69 per share annually), resulting in a yield of 9.16%. Holders of the Preferred Stock will not have rights to convert such shares into shares of Common Stock unless the Merger is terminated. If the Merger is terminated, the Preferred Stock will be convertible into Common Stock, initially, on a one-for-one basis by the holders thereof, subject to customary adjustments. In addition, under the terms of its investment, if Reckson fails to complete the Merger when it is obligated to do so under the Merger Agreement or fails to use its best efforts to (i) seek Reckson stockholder approval of the issuance of only Reckson class B common stock in the Merger or (ii) register such Reckson securities, Reckson will forfeit 75% of the Preferred Stock purchased for Metropolitan's $40 million investment. Furthermore, if the Company fails to complete the Merger when it is obligated to do so under the Merger Agreement, or fails to use its best efforts to seek the approval of the Company's stockholders of the Merger, the Company must pay Metropolitan $30 million in cash.

            On January 14, 1999, the Company drew down $8.0 million from the Line of Credit to replenish working capital for capital improvements and leasing costs including tenant improvements and brokerage commissions previously funded from operations, enabling the Company to make its fourth quarter 1998 distribution.

Competition

            The Company competes with other owners and developers that have greater resources and more experience than the Company. Additionally, the number of competitive properties in any particular market in which the Company's Properties are located could have a material adverse effect on both the Company's ability to lease space at the Properties or any newly acquired property and on the rents charged at the Properties. The Company believes its major competitors are local real estate companies in its markets that specialize in the redevelopment and development of office buildings and its major REIT competitors are as follows: (i) in the New York City office market; SL Green Realty Corp.; (ii) in the Metropolitan Orlando office market; Highwoods Properties, Inc.; and (iii) in the Metropolitan Phoenix office market; Prentiss Properties Trust and CarrAmerica Realty Corporation.

Possible Environmental Liabilities

            Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the owner's ability to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances, including ACMs. As the owner of the Properties, the Company may be potentially liable for any such costs.

            The Company engaged an independent consulting firm to perform Phase I Environmental Site Assessments, or updates on Environmental Site Assessments performed within the last 18 months, on all of the Properties. The purpose of Phase I Environmental Site Assessments is to identify potential sources of contamination for which the Company may be responsible and to assess the status of environmental regulatory compliance. For a number of the Properties, the Phase I Environmental Site Assessments reference prior Phase II Environmental Site Assessments obtained on such Properties. Phase II Environmental Site Assessments generally involve more invasive procedures than Phase I Environmental Site Assessments, such as soil sampling and testing or the installation and monitoring of groundwater wells. The Environmental Site Assessments have not revealed any environmental condition, liability or compliance concern that the Company believes would have a material adverse effect on the Company's business, assets or results of operations nor is the Company aware of any such condition, liability or concern.

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

Employees

            As of December 31, 1998, the Company had 96 full-time employees.

Foreign Operations

            The Company does not engage in any foreign operations or derive revenues from Foreign sources.

Financial Information About Industry Segments

            The Company is involved in only one industry, namely commercial office real estate. Therefore, all of the financial statements contained herein relate to this industry segment. See note 18 to the consolidated financial statements included as part of this Annual Report on Form 10-K.


Item 2.  Properties.

            As of December 31, 1998, the Company owns or has interests in 25 office properties comprising approximately 4.6 million net rentable square feet. The Properties are wholly-owned by the Company (through its subsidiaries), except the 2800 North Central Property ("2800 North Central"), which is owned by a joint venture company in which the Company owns a 10% interest (comprised of a 1.01% general partner interest and an 8.99% limited partnership), subject to economic interest increases of up to 27.5% if certain performance criteria are achieved. The Company also owns or has an option to acquire the Development Parcels, which can support 2.2 million of rentable square feet of development. The following sets forth certain data relating to the Properties as of December 31, 1998:

                                                                                                                          Annualized
                                                                                                                              Net
                                                                                               Annualized                  Effective
                                                 Year                                              Rent       Percent of    Rent per
                                               Built/     Rentable                              per Leased    Portfolio     Leased
                                     Percent   Renovated   Square     Percent    Annualized       Square      Annualized    Square
Market/Property                       Owned       (1)       Feet      Leased      Rent (2)         Foot          Rent       Foot (3)
------------------------            --------   ---------  --------    --------   ----------     -----------   -----------  ---------
New York City Area
Manhattan Market

Tower 45........................     100%      1989        443,114   98.40%    $ 20,898,877   $   47.93        19.01%        42.83
286 Madison Avenue..............     100%     1918(4)      111,999   98.80        2,814,351       25.43         2.56%        25.87
290 Madison Avenue..............     100%     1950(4)       38,512   86.20        1,001,922       30.18         0.91%        31.99
292 Madison Avenue..............     100%     1920/86      186,901   97.00        5,395,823       29.76         4.91%        30.04
100 Wall Street.................     100%     1969/94      458,848   96.20       12,943,910       29.32        11.77%        31.45
810 Seventh Avenue..............     100%     1970/90      692,023   92.50       20,879,041       32.62        18.99%        36.92
90 Broad Street                      100%     1930/98      335,904   78.80        5,892,180       22.26         5.36%        24.36
Long Island Market
120 Mineola Boulevard............    100%     1984/92      100,810   88.10        2,608,996       29.38         2.37%        26.83
                                                         ---------   -----       ----------       -----        ------        -----
Market Subtotal/
Weighted Average.................                        2,368,111   92.00%      72,435,100  $    34.96        65.88%        34.97
                                                         ---------   -----       ----------       -----        ------        -----
Metropolitan Arizona Area
Metropolitan Phoenix Market
Corporate Center Building
10010-30........................     100%     1976/86      188,614   100.00%   $  2,908,426       15.42         2.65%        15.41
Corporate Center Building 10040.     100%     1976/86       23,155   100.00         387,155       16.72         0.35%        16.91
Corporate Center Building 10050.     100%     1976/86       42,398   100.00         713,792       16.84         0.65%        17.02
Corporate Center Building 10210....  100%     1976/86       45,100   100.00         685,034       15.19         0.62%        15.32
Corporate Center Building 10220....  100%     1976/86       24,128   100.00         424,380       17.59         0.39%        18.13
Corporate Center Building 9630(5)..  100%     1976/86      130,164   100.00       2,359,720       18.13         2.15%        18.33
2800 North Central (6).............   10%      1987        357,923    92.00       6,214,185       18.87         5.65%        17.11
Century Plaza......................  100%     1974/90      219,769    89.50       2,863,198       14.56         2.60%        14.09
Blue Cross/Blue Shield Building....  100%      1982        126,084   100.00       1,898,732       15.06         1.73%        16.11
Metropolitan Tucson Market
5151 E. Broadway...................  100%    1975/89/96    246,486    96.30%      3,870,542       16.31         3.52%        17.15
                                                           -------    -----     -----------     -------        ------       ------
Market Subtotal/Weighted Average...                      1,403,821    97.78%    $22,325,164   $   15.50        20.31%        16.51
                                                         ---------    ------    -----------     -------        ------       ------
Metropolitan Orlando Market
One Orlando Center.................  100%      1989        357,184    99.50%     8,578,446       24.14          7.80%        25.68
5750 Major Boulevard...............  100%     1973/97       82,815    94.00      1,363,158       17.51          1.24%        14.58
Maitland Forum (7).................  100%     1985/96      266,060    99.90      4,384,382       16.50          3.99%        15.33
Maitland West (8)..................  100%      1982         59,610    82.70        860,781       17.46          0.78%        14.87
                                                         ---------   --------   ------------     -------      -------       ------
Market Subtotal/Weighted Average...                        765,669    94.02%    $15,186,767    $  20.96        13.81%        21.52
                                                         ---------   --------   ------------     --------     -------        -----

Consolidated Portfolio Total/                            4,537,601    94.60%  $109,947,031    $  25.61       100.00%         24.33
                                                         =========   ========  ============     ========      =======       =======


Weighted Average
---------------------------------------------
(1) Data in this column does not include years in which tenant improvements were made to the Properties.
(2) Annualized Rent represents the annualized monthly Base Rent in effect plus estimated annualized monthly tenant pass-through of increases in operating and other expenses (but excluding electricity costs paid by tenants) under each lease executed as of December 31, 1998, or, if such monthly rent has been reduced by a rent concession, the monthly rent that would have been in effect at such date in the absence of such concession. Base Rent represents the fixed base rental amount paid by a tenant under the terms of the related lease Agreement, which amount generally does not include payments on account of real estate taxes, operating expense escalations and utility charges. Annualized Rent represents actual payments attributable to leases executed.
(3) Annualized Net Effective Rent per Leased Square Foot represents the Base Rent for the month of December 1998 under each lease executed as of December 31, 1998, presented on a straight-line basis in accordance with GAAP, taking into account the amortization of tenant improvement costs and leasing commissions, if any, paid or payable by the Company during such period, annualized.
(4) In 1996 the Company completed certain mechanical upgrades with respect to this Property.
(5) Includes two free-standing restaurants adjacent to the Property which account for, in the aggregate, 17,000 rentable square feet (100% of which is leased).
(6) Data are presented without proration on account of the Company's partial ownership interest. The Company's interest in the cash flow from this Property increases to up to 27.5% if certain performance criteria are achieved.
(7)   Maitland Forum consists of two buildings.
(8)   Consists of three properties at Maitland Center Parkway.

Item 3.  Legal Proceedings.

            As a result of the acquisition of the Properties, the Company has become a successor party-in-interest to certain legal proceedings arising in the ordinary course of the business of Tower Equities and the other third-party predecessor entities.

            On or about January 21, 1999, an action captioned DBD International Limited, Inc. v. Tower Realty Trust, Inc., Index No. 99 CV 9 (Cir. Ct. Dunn Co.) was commenced in the Circuit Court of the State of Wisconsin. The plaintiff alleges that the Company purportedly breached a contract regarding the plaintiff's provision of image management services to the Company. The plaintiff seeks, among other things, compensatory damages in the amount of $798,788, prejudgment interest and attorneys' fees.

            In July 1998, David Miller, a purported stockholder of the Company, commenced a putative class action against the Company and certain of its then directors and officers in the Supreme Court of New York, New York County captioned Miller v. Adams, et al., Index No. 98/113363 (Sup. Ct. N.Y. Co.). This action challenged, among other things, the process employed by the Company and its directors in reviewing, approving and assessing the fairness of the Prior Merger Agreement (as defined below). Following Tower's press release on November 2, 1998, which indicated that the Prior Merger Agreement was terminated, this action was discontinued without prejudice. On or about December 18, 1998, David Miller commenced a putative class action in the Supreme Court of New York, New York County captioned Miller v. Adams, et al., Index No. 98/606208 (Sup. Ct. N.Y. Co.) challenging the process employed by the Company and its directors in reviewing, approving and assessing the fairness of the Merger Agreement. Miller is seeking, among other things, equitable and declaratory relief and unspecified compensatory damages.

            The Company intends to contest these claims vigorously. As with any litigation, however, it is not possible to predict the resolution of these pending actions and the Company therefore bears certain risks associated with these actions. However, although management believes that the ultimate resolution of these matters will not have a material effect on the financial position of the Company, the ultimate resolution may have a material adverse effect on the results of operations of any one period.

            On November 2, 1998, the Company commenced an action in New York Supreme Court against Reckson, Crescent Real Estate Equities Corp. ("Crescent") and Metropolitan alleging breach of a merger agreement between the Company and these parties dated July 9, 1998 (the "Prior Merger Agreement"). The Company sought $75 million in compensatory damages, declaratory and other relief. The Company's press release on November 2, 1998 stated that this action was filed because the Company had been informed by Crescent, Reckson and Metropolitan Partners that they would not proceed with the transactions contemplated by the Prior Merger Agreement. On December 22, 1998, the action was discontinued. As discussed in the Merger Agreement, under certain limited circumstances this action can be recommenced following the Merger by the Company against Crescent for the benefit of the Company's stockholders.

            On or about September 29, 1998, a complaint entitled Stephen Mikolas
v. Lawrence Feldman, Feldman Equities, Tower 45 Asset Management Corporation, 286 Madison LP, 290 Madison LP, 292 Madison LP, Tower Equities and Tower Realty Trust, Inc. (Index No. 98 Civ. 6079 S.D.N.Y.), was filed in the U.S. District court for the Southern District of New York in which the plaintiff alleges unlawful retaliation in violation of federal, state, and city statutes. On or about March 19, 1999, the parties entered into a "Stipulation of Discontinuance," which provided that the action be discontinued, without prejudice, and subject to reinstatement in the event a formal settlement agreement is not executed by the parties within thirty days. The resolution contemplated by the parties, which would include a dismissal of the action with prejudice, is not expected to have a material adverse effect on the financial position or results of operations of the Company.

            On or about July 10, 1998, a complaint entitled Karen Schwartz v. Lawrence Feldman, Feldman Equities, Tower 45 Asset Management Corporation, 286 Madison LP, 290 Madison LP, 292 Madison LP, Tower Equities and Tower Realty Trust, Inc. (Index No. 98 Civ. 4918 (S.D.N.Y.) was filed in the U.S. District Court for the Southern District of New York in which the Plaintiff alleges she was discriminated against in the terms and conditions of her employment on the basis of her religion in violation of federal, state and city statutes. On or about March 19, 1999, the parties entered into a "Stipulation of Discontinuance," which provided that the action be discontinued, without prejudice, and subject to reinstatement in the event a formal settlement agreement is not executed by the parties within thirty days. The resolution contemplated by the parties, which would include a dismissal of the action with prejudice, is not expected to have a material adverse effect on the financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

            No matters were submitted to a vote of the Company's stockholders during the fourth quarter ended December 31, 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

            The Company's Common Stock commenced trading on The New York Stock Exchange ("NYSE") on October 16, 1997 under the symbol "TOW." The following table sets forth the high and low sale prices for the Common Stock as traded from October 10, 1997 through December 31, 1997 and January 1, 1998 through December 31, 1998 (quarterly).

                                                         High           Low
                                                       --------       -------
   October 16, 1997 through December 31, 1997           28.50         22.563
   Quarter ended March 31, 1998                         26.438        22.563
   Quarter ended June 30, 1998                          22.250        20.750
   Quarter ended September 30, 1998                     23.938        19.333
   Quarter ended December 31, 1998                      20.813        16.938



Stockholder Information

            As of March 18, 1999, the Company had approximately 63 holders of record and approximately 5,311 beneficial owners of its Common Stock. In addition, the OP Units (which are redeemable for Common Stock subject to certain limitations) were held by 24 entities or persons, beneficially or otherwise.

Dividend Information

            The Company has adopted a policy of paying regular quarterly distributions on its Common and Preferred Stock and OP Units and cash distributions have been paid on the Common Stock and OP Units with respect to the period since its inception. The following table sets forth information regarding the declaration and payment of distributions by the Company since its commencement of operations on October 16, 1997.


                                           Distribution        Distribution             Per Share
Period Which Distribution Relates          Record Date         Payment Date        Distribution Amount
---------------------------------          -----------         ------------        -------------------
October 16, 1997 - December 31, 1997         12/31/97             1/15/98           $  .3536(1)
January 1, 1998 - March 31, 1998             03/31/98             4/15/98           $  .4225
April 1, 1998 - June 30, 1998                06/30/98             7/15/98           $  .4225
July 1, 1998 - September 30, 1998            09/30/98            10/15/98           $  .4225
October 1, 1998 - December 31, 1998          12/31/98             1/15/99           $  .4225(2)


(1)      Represents  the pro rata  portion (for the period from October 16, 1997
         (date  of  offering)   through   December  31,  1997)  of  a  quarterly
         distribution of $.4225 per share.

(2) Preferred Stock dividends, in amounts equal to the common stock dividend, were prorated from the date of issuance, December 9, 1998, through December 31, 1998, or $.1056 per preferred share.

         In order to maintain its qualification as a REIT, the Company must make annual distributions to its shareholders of at least 95% of its taxable income (which does not include net capital gains). See the above table for distributions declared and distributions paid with respect to 1998 and 1997. Under certain circumstances the Company may be required to make distributions in excess of cash available for distribution in order to meet such REIT distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for federal income tax purposes.

            The Company currently anticipates that it will maintain at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from its current expectations. Future distributions, if any, paid by the Company will be at the discretion of the Board and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

            Concurrently with the consummation of the Offering and pursuant to the Formation Transactions, the Company issued (i) 1,153,845 shares of Common Stock in the concurrent private placements, (ii) 886,200 shares of Common Stock in connection with the cancellation of the MSAM Notes, and (iii) 1,128,160 shares of Common Stock in connection with the acquisition of certain interests in the Initial Properties. In addition, the Operating Partnership issued 1,583,640 OP Units to certain "accredited" investors (including certain officers and directors) in consideration for their contribution to the Operating Partnership of ownership interests in the 21 Initial Properties. Subsequent to December 31, 1997, the Operating Partnership issued 129,032 OP Units as partial consideration in the acquisition of a certain management contract in connection with the acquisition of 810 Seventh.

            Concurrently with the execution of the Merger Agreement, the Company sold 2,169,197 shares of Preferred Stock (liquidation preference $18.44 per share) to Metropolitan for an aggregate purchase price of $40 million. The Company's Preferred Stock currently has a per share distribution equal to the per share distribution on the Company's Common Stock (currently $1.69 annually), resulting in a yield of 9.16%. Prior to a termination of the Merger Agreement, the Company's Preferred Stock is not redeemable or convertible and has no voting rights.

            The issuance of the Company's Common Stock, Preferred Stock and OP Units pursuant to the Formation Transactions, the Merger Agreement and the acquisition of 810 Seventh constitutes private placements of securities which are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

Item 6.  Selected Financial Data.

           The historical selected financial data of the Company and Tower Predecessor (as defined below) as of and for the periods ended December 31, 1998 and 1997, for the period from January 1, 1997 to October 15, 1997, as of and for the years ended December 31, 1996, 1995 and for the year ended 1994 have been derived from the respective audited financial statements. The selected financial data for the year ended December 31, 1994 are derived from the respective unaudited financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of such data. The following historical data should be read in conjunction with the consolidated and combined historical financial statements of the Company and Tower Predecessor and notes thereto and "Management's
Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

            The   historical   operating   results  of  the  Company  and  Tower
Predecessor may not be indicative of future operating results. In addition, the Company believes that the recorded value of the Company's

Properties, which reflects the historical cost of such real estate, less accumulated depreciation, is not indicative of the fair value of the Company's Properties.



                                                                                   The Company (Consolidated)
                                                                   -----------------------------------------------------------------
                                                                      Twelve                March 27,             January 1,
                                                                   Months Ended               1997-                  1997-
                                                                   December 31,           December 31,            October 15,
                                                                      1998                   1997                   1997
                                                                   ------------           ------------            -----------
                                                                      (In Thousands, Except per Share Data and Number of Properties)
Statements of Operations Data:
    Rental income........ ..................................      $     110,137           $      16,409          $     21,908
    Management fees(1)......................................                 --                   1,090                   318
    Construction, leasing and other income..................                857                     861                   576
                                                                 --------------         ---------------          ------------
    Total revenues..........................................            110,994                  18,360                22,802
                                                                 --------------          --------------          ------------
    Property operating and maintenance
        expenses(1).........................................             25,849                   3,941                 4,538
    Real estate taxes.......................................             14,838                   2,266                 3,792
    General and administrative..............................             10,140                   2,844                 2,189
    Interest expense........................................             20,770                   2,369                11,725
    Depreciation and amortization...........................             17,773                   2,813                 5,541
    Ground rent/air rights expense..........................                683                     126                   473
    Costs related to sale of the Company....................              5,019                      --                    --
    Severance and other compensation costs..................              2,471                      --                    --
                                                                 --------------          ---------------         ------------
    Total expenses..........................................             97,543                  14,359                28,258
                                                                 --------------           --------------         ------------
    Equity in unconsolidated entities(1)....................                297                     353                   134

    Income (loss) before minority interest
        and extraordinary gain on early
        extinguishment of debt..............................             13,748                   4,354               (5,322)
    Minority interest(2)....................................             (1,234)                   (373)                  --
    Income (loss) before extraordinary gain
        (loss) on early extinguishment of debt..............     $       12,514          $        3,981          $    (5,322)
    Income before loss on early
        extinguishment of debt applicable to
        common shareholders.................................     $       12,285          $        3,981
                                                                 ===============         ===============
    Income before loss on early extinguishment
        of debt per common share (basic and
        dilutive)...........................................     $         0.72          $         0.24
                                                                 ===============         ===============
    Weighted average number of shares
        outstanding (basic and dilutive)....................             16,946                  16,920
                                                                 ===============          ==============
Balance Sheet Data (end of period):
    Real estate, net of accumulated depreciation............     $      673,442            $    618,113                     -
    Total assets............................................            719,747                 656,096                     -
    Total debt..............................................            260,293                 228,990                     -
    Total liabilities.......................................            299,394                 259,759                     -
    Minority interest in operating partnership..............             34,371                  33,920                     -
    Stockholders' equity/owners' deficit....................            385,982                 382,417                     -
Other Data:
    Cash dividends declared per common
        share...............................................     $         1.69            $       0.35                     -
    Funds from operations available to
        common shares(3)....................................             36,740                   6,581                   219





                                                                                Tower Predecessor (Combined)
                                                                     ------------------------------------------------



                                                                        Year Ended December 31,


                                                                     1996               1995             1994
                                                                  --------------------------------------------------------------
                                                                  (In Thousands, Except per Share Data and Number of Properties)
Statements of Operations Data:
    Rental income........ ..................................       $   26,138       $    25,202       $  25,994
    Management fees(1)......................................            1,261               961              82
    Construction, leasing and other income..................            1,335             1,041             320
                                                                  -----------       -----------      ----------
    Total revenues..........................................           28,734            27,204          26,396
                                                                  -----------       -----------      ----------
    Property operating and maintenance
        expenses(1).........................................            5,481             5,332           5,278
    Real estate taxes.......................................            4,722             4,571           3,971
    General and administrative..............................            3,494             3,497           2,512
    Interest expense........................................           15,511            15,150          12,751
    Depreciation and amortization...........................            6,853             6,897           7,415
    Ground rent/air rights expense..........................              599               599             599
    Costs related to sale of the Company....................               --                --              --
    Severance and other compensation costs..................               --                --              --
                                                                 ------------     -------------   -------------
    Total expenses..........................................           36,660            36,046          32,526
                                                                 ------------     -------------   -------------
    Equity in unconsolidated entities(1)....................              461               193               1

    Income (loss) before minority interest
        and extraordinary gain on early
        extinguishment of debt..............................          (7,465)           (8,649)         (6,129)
    Minority interest(2)....................................              --                --              --
    Income (loss) before extraordinary gain
        (loss) on early extinguishment of debt..............        $ (7,465)       $   (8,649)     $   (6,129)
                                                                   ==========     =============   =============
    Income before loss on early
        extinguishment of debt applicable to
        common shareholders.................................

    Income before loss on early extinguishment
        of debt per common share (basic and
        dilutive)...........................................

    Weighted average number of shares
        outstanding (basic and dilutive)....................

Balance Sheet Data (end of period):
    Real estate, net of accumulated depreciation............       $ 129,064         $ 128,138       $ 132,904
    Total assets............................................         172,967           173,889         184,174
    Total debt..............................................         202,892           199,962         202,454
    Total liabilities.......................................         234,857           230,977         235,343
    Minority interest in operating partnership..............              --                --              --
    Stockholders' equity/owners' deficit....................         (61,870)          (57,088)        (51,169)
Other Data:
    Cash dividends declared per common
        share...............................................              --                --              --
    Funds from operations available to
        common shares(3)....................................             129           (1,449)           1,292





    Cash flow from operating activities................... 38,515         6,526      5,290         951      1,762          4,118
    Cash flow from investing activities...................(73,388)      540,188)    (3,771)    (6,787)    (3,440)        (3,137)
    Cash flow from financing activities................... 39,803       535,008     (1,785)      5,613        238             30
Property Data (end of period):
    Number of Properties..................................     25            22         --           7          6              6
--------------------------

(1) The operations transferred to the Management Company, are combined with the property operations in the historical financial statements of the Company and the Tower Predecessor prior to October 15, 1997, and are accounted for under the equity method in the Company's historical financial statements subsequent to that date.

      Equity in unconsolidated entities includes the Company's 10% interest (subject to an increase to up to 27.5% if certain performance goals are achieved) in the partnership owning 2800 North Central and, prior to October 16, 1997, Tower Predecessor's 18% interest in the partnerships (the "DRA Joint Venture Companies") that owned, prior to the Offering, the following properties: 286 Madison Avenue, New York, New York; 290 Madison Avenue, New York, New York; 292 Madison Avenue, New York, New York; the six Corporate Center Properties, Phoenix, Arizona; 5151 East Broadway, Tucson, Arizona; and One Orlando Center, Orlando, Florida (such properties, the "DRA Joint Venture Properties").

      Subsequent to the Offering, the Company owns 10% of 2800 North Central and 95% of the economic interest in the Management Company. Tower Predecessor owned, on December 31, 1996, 3.8% of 2800 North Central and approximately 18% of the DRA Joint Venture Companies (which represents Lawrence H. Feldman's effective ownership interest).

(2)   Represents an approximate  9.0% and 8.6%  historical  interest at December
      31,  1998  and  December  31,  1997,   respectively,   in  the   Operating
      Partnership.

(3) The Company generally considers funds from operations an appropriate measure of liquidity of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. "Funds from
      Operations,"  as  defined  by the  National  Association  of  Real  Estate
      Investment Trusts ("NAREIT"), means net income (loss), computed in accordance with GAAP, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, after adjustments for unconsolidated entities. The Company also adds back to net income costs related to the sale of the Company and severance and certain compensation charges. The Company's determination of funds from operations may not be comparable to funds from operations reported by other REITs. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of Tower Predecessor and the Company, funds from operations should be considered in conjunction with net income (loss) as presented in the consolidated and combined financial statements and notes thereto of the Company and Tower Predecessor included elsewhere in this Annual Report on Form 10-K. Funds from operations should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of the Company's performance or to cash flows from operating activities, determined in accordance with GAAP, or as a measure of liquidity or the ability to make distributions. The Company's and Tower Predecessor's historical funds from operations for the respective periods is calculated as follows:



                                             The Company                                      Tower Predecessor
                                    ------------------------------    --------------------------------------------------------------
                                                                                                     Year Ended December 31,
                                                                                       ---------------------------------------------
                                                      Historical
                                         Twelve       March 27,        January 1,
                                      Months Ended     1997-             1997-
                                      December 31,   December 31,      October 15,
                                          1998          1997             1997           1996         1995      1994
                                      -------------  ------------      ------------  ---------      -------  --------
                                                                              (Dollars In Thousands)
Funds From Operations:
Net income (loss)                          $11,907        $3,981          $1,153      $(7,465)      $(8,649)  $(6,129)
Real estate depreciation and                17,773         2,813           5,541         6,853         6,897     7,415
   amortization
Real estate depreciation and                   134            33              --           741           303         6
  amortization of
unconsolidated entities
Minority interest                            1,174           373              --            --            --        --
Severance and other compensation             2,471            --              --            --            --        --
costs
Costs related to sale of Company             5,019            --              --            --            --        --
Preferred stock dividend                     (229)
  requirements
Other nonrecurring costs                     1,449            --              --            --            --        --
Gain (loss) on extinguishment
  of debt                                      667            --          (6,475)           --           --         --
                                         ---------      ---------         ------          -----     -------     -------
Funds from operations                      $40,365        $7,200            $219          $129      $(1,449)    $1,292
                                         ==========     =========         ======          =====     ========    =======
Funds from operations applicable to
common shareholders                        $36,740        $6,581              --            --            --        --
                                         ==========     =========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

           The following discussion should be read in conjunction with the "Selected Financial Data" and the historical consolidated and combined financial statements and related notes thereto for the Company and Tower Predecessor, respectively, appearing elsewhere in this Annual Report on Form 10-K. The following discussion is based primarily on the consolidated financial statements of the Company for the period subsequent to the Offering and on the combined financial statements of Tower Predecessor for the periods prior to the Offering. The combined financial statements include the assets, liabilities and operations of the Properties and predecessor management companies acquired by the Company in the Formation Transactions from entities controlled and managed by Tower Equities as follows (collectively, known as "Tower Predecessor"). In addition, Tower Predecessor includes interests in 2800 North Central and the Properties then held by the DRA Joint Venture Companies, on the equity basis of accounting.

            Historical results set forth in the "Selected Financial Data," the combined financial statements of Tower Predecessor, and the consolidated financial statements of the Company should not be taken as an indication of future operations of the Company.

Overview

           The Company was incorporated in the State of Maryland on March 27, 1997. The Company operates so as to qualify as a REIT for federal income tax purposes. On March 31, 1997 interests in certain partnerships, properties and limited liability companies were contributed to the Operating Partnership in exchange for OP Units. Certain of these interests were owned by the Operating Partnership after consummation of the Offering. Simultaneously with such contribution of interests and through the date of the Offering, the Company issued $12.3 million of notes to certain investors advised by MSAM. The notes were collateralized by certain of the Properties. Upon completion of the Offering, all notes were converted into shares of Common Stock of the Company. As of October 16, 1997, the Company completed the Offering of 13,817,250 shares of common stock (including the exercise of the underwriters' over-allotment option of 1,802,250 shares) and effected the concurrent private placements of 1,153,845 shares of common stock at a price of $26.00 per share and realized net proceeds therefrom of approximately $353.35 million. In addition, in connection with the Formation Transactions relating to the Offering and the Concurrent Private Placements, including the acquisition of certain property interests and the cancellation of certain indebtedness, the Company issued 1,949,360 shares of Common Stock. Upon consummation of the Offering and the Concurrent Private Placements, the Company acquired a sole 1% general partner interest in the Operating Partnership and a 90.4% limited partnership interest in the Operating Partnership. At December 31, 1998, the Company had a 1% general partner interest and a 89.9% limited partnership interest in the Operating Partnership.

           The Company was formed to continue and expand the commercial real estate business of Tower Equities, including developing, acquiring, owning, renovating, managing, and leasing office properties in the Manhattan, Phoenix, Tucson, and Orlando markets. Upon completion of the Offering, the Concurrent Private Placements and the Formation Transactions, the Operating Partnership owned or had interests in the 21 Initial Properties. On December 31, 1997 the Company purchased the approximately 700,000 square foot office building located at 810 Seventh in midtown Manhattan for approximately $150 million, including closing costs, on January 16,1998, the Company purchased the approximately 126,000 square foot Blue Cross/Blue Shield office complex located in Phoenix, Arizona for approximately $16.9 million and on May 6, 1998, the Company purchased the office property located at 90 Broad Street in New York City, a 25-story building containing approximately 335,000 square feet, for approximately $34.3 million in cash. The Company also owns or has an option to acquire the Development Parcels, which can support 2.2 million rentable square feet of development. In November 1997, the Company exercised its option to purchase one of the optioned Development Parcels located in Phoenix, Arizona for approximately $10.3 million. This parcel is currently under development.

Results of Operations

            The Company's consolidated results of operations comprise the Management Company's operations from March 27, 1997 (using the equity method after October 15, 1997) and the consolidated results of the Operating Partnership and the operating entities comprising the Tower Predecessor and the DRA Joint Venture Companies after October 16, 1997. Tower Predecessor's combined results of operations includes the predecessor management companies' operations and the operations of the Tower Predecessor properties for all periods presented. The consolidated and combined results of operations of the Company and the Tower Predecessor are not directly comparable between periods as a result of the effects of valuation of assets and liabilities recorded in accordance with Accounting Principles Board

Opinion No. 16. Consequently, the comparison of the results of operations between the periods provides only limited information regarding the operations of the Company as currently constituted. The following table sets forth selected statement of operations data for the Company and Tower Predecessor for the periods indicated:



                                                                                         Tower
                                                                       The Company     Predecessor                       Tower
                                                                       March 27,        January 1,     Combined Year   Predecessor
                                                      The Company        1997-           1997-            Ended         Year Ended
                                                      December 31,     December 31,     October 15,    December 31,    December-31,
                                                        1998             1997             1997           1997             1996
                                                    --------------    -------------   ---------------  -------------   -------------
                                                                                            (in thousands)
Rental Income....................................    $     110,137     $    16,409      $     21,908   $     38,317     $  26,138
Management Fees..................................               -            1,090               318          1,408         1,261
Construction, leasing and other fees.............              857             861               576          1,437         1,335
                                                    --------------    -------------     ------------   ------------      --------
Total revenue....................................          110,994          18,360            22,802         41,162        28,734
                                                    ==============    =============     ============   ============      ========
Expenses:
Property operating and maintenance...............           25,549           3,941             4,538          8,479         5,481
Real estate taxes................................           14,838           2,266             3,792          6,058         4,722
General and administrative.......................           10,140           2,844             2,189          5,033         3,494
Interest expense.................................           20,770           2,369            11,725         14,094        15,511
Depreciation and amortization....................           17,773           2,813             5,541          8,354         6,853
Ground rent/air rights expense...................              683             126               473            599           599
Costs related to sale of Tower...................            5,019              --                --             --            --
Severance and other compensated costs............            2,471              --                --             --            --
                                                    --------------    -------------     ------------   ------------      --------
Total expenses...................................           97,543          14,359            28,258         42,617        36,660
                                                    --------------    -------------     ------------   ------------      --------
Equity in unconsolidated entities................              297             353               134            487           461
Net income (loss) before extraordinary gain on
    early extinguishment of debt and minority
    interest.....................................           13,748           4,354           (5,322)          (968)       (7,465)
Minority interests...............................           (1,234)           (373)                            (373)          --
                                                    ---------------   -------------      ------------   -----------     ---------
Net income (loss) before gain (loss) on early
    extinguishment of debt.......................           12,514           3,981           (5,322)        (1,341)       (7,465)
                                                    --------------    -------------      ------------   -----------     ----------
Extraordinary gain (loss) on early extinguishment
    of debt, net of minority interest............            (607)              --             6,475          6,475            --
                                                    --------------    ------------       ------------   -----------     ----------
Net income (loss)................................     $     11,907     $     3,981       $     1,153    $     5,134     $ (7,465)
                                                    ==============    ============       ============   ===========     ==========

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997 (Combined).

            Total revenues increased by $69.8 million, or 169.4%, to $111.0 million in 1998 as compared to $41.2 million in 1997. Rental income increased by $71.8 million, or 187.5%, to $110.1 million in 1998 as compared to $38.3 million in 1997 primarily as a result of the properties acquired concurrent with and subsequent to the Offering. Rental income for the year ended December 31, 1998 included $31.6 million of rental income from the DRA Joint Venture Properties and rental revenue of $42.2 million from 100 Wall Street, Century Plaza, 810 Seventh and the Blue Cross/Blue Shield office complex; the 1997 results include rental revenues of $9.5 million related to such properties. The remaining increase in rental income can be attributed to an increase in base rent, primarily resulting from (i) an increase in leasing activity from the date of the Offering and (ii) additional unbilled rent resulting from the effect of re-straight-lining the lease payments over the remaining lease terms from the date of the Offering.

           Management fee income decreased in 1998 to $0 as compared to $1.4 million in 1997. These fees relate to services provided during 1997 by consolidated or combined management companies to certain properties (which have been eliminated since the Company became self-administered following the consummation of its Offering), as well as services to third-party owned properties by consolidated or combined management companies. These operations are reflected in the results of operations of the Management Company subsequent to the consummation of the Offering. The Management Company's results of operations are reflected by the Company on the equity method of accounting.

            Total expenses in 1998 increased by $54.9 million, or 128.9%, to $97.5 million as compared to $42.6 million in 1997 primarily as a result of the acquisition of the properties previously owned by the DRA Joint Venture Companies and other properties purchased concurrent with and subsequent to the Company's Offering and costs associated with the Merger, severance and other compensation and the refinancing of 810 Seventh. Expenses, excluding interest, depreciation and amortization, as a percentage of total revenue increased to 52.9% from 49.0%. The components of expenses, excluding interest and depreciation and amortization, as a percentage of total revenue are as follows:


                                                  1998                1997
                                                ----------         -------------

Property operating and maintenance..............   23.1%              20.6%
Real estate taxes...............................   13.4               14.7
General and administrative......................    9.1               12.2
Ground rent and air rights......................    0.6                1.5
Other costs.....................................    6.7                 --
                                                  ------              ----
        Total...................................   52.9%              49.0%
                                                  ======              =====
            Property operating and maintenance increased as a percentage of revenue due to the inclusion of the properties located in Arizona, where utility costs are typically higher. The decrease in real estate taxes as a percentage of revenue is primarily due to the inclusion of 100 Wall Street and 90 Broad Street as part of the Company's portfolio, which have lower real estate tax assessment as compared to the Company's other New York properties. General and administrative costs decreased as a result of improved leverage of the Company's cost base over a larger revenue base. Other costs represent costs that were not present in 1997.

            Interest expense increased by $6.7 million to $20.8 million in 1998 as compared to $14.1 million in 1997 due to increased borrowings in connection with the acquisition of properties subsequent to the Offering, offset in part by the effect of the repayment of Tower Predecessor's debt from the proceeds of the Offering.

            Depreciation and amortization increased $9.4 million or 111.9% to $17.8 million in 1998 as compared to $8.4 million in 1997 as a result of reflecting a full year of depreciation of the properties acquired from the DRA Joint Venture Companies and the acquisition of additional properties.

            Equity in unconsolidated entities decreased by approximately $0.2 million primarily reflecting lower results of the Management Company, which is accounted for on the equity method for the full year in 1998.

            Minority interest pertains to interests in certain partnerships and properties, and that were contributed to the Operating Partnership in exchange for OP Units concurrent with and subsequent to the Offering. The increase is consistent with the Company's results of operations for the year.

            The extraordinary loss in 1998 resulted from the partial prepayment of the debt incurred to purchase 810 Seventh. The 1997 extraordinary gain resulted from the prepayment of debt by Tower Predecessor.

            Net income increased by $6.8 million to $11.9 million in 1998 as compared to $5.1 million in 1997, as a result of the acquisition of properties and other factors described above.

Comparison of Year Ended December 31, 1997 Combined to Year Ended December 31, 1996.

            Total revenues increased by $12.4 million, or 43.3%, to $41.2 million in 1997 as compared to $28.7 million in 1996. Rental income increased by $12.2 million, or 46.6%, to $38.3 million in 1997 as compared to $26.1 million in 1996 primarily due to (i) $6.3 million of rental income from the Properties held by the DRA Joint Venture Companies from October 16, 1997 through December 31, 1997 and (ii) the purchase of 100 Wall Street and Century Plaza at the time of the Offering, which contributed rental revenues of $3.2 million from October 16, 1997 to December 31, 1997. The remaining increase in rental income can be attributed to an increase in base rent, primarily resulting from the effect of re-straight-lining the lease payments over the remaining lease terms, as of October 16, 1997, of approximately $2 million, and other increases from properties which were owned by the Tower Predecessor.

            Management fee income increased $0.1 million, or 11.7%, to $1.4 million in 1997 as compared to $1.3 million in 1996. These fees are reflected in results of operations of the Management Company after October 15, 1997 results of operations. Construction, leasing, and other fees, relating to seven retail properties as well as the DRA Joint Venture Companies and 2800 North Central, also increased by $0.1 million, or 7.6%, to $1.4 million in 1997 as compared to $1.3 million in 1996. After October 15, 1997, these construction, leasing and other fees are reflected in the results of operations of the Management Company.

            Total expenses in 1997 increased by $6.0 million, or 16.3%, to $42.6 million as compared to $36.6 million in 1996. Expenses excluding interest and depreciation and amortization increased from $14.3 million in 1996 to $20.2 million in 1997 due to an inclusion of the DRA Joint Venture Companies subsequent to the Offering and the purchase of 100 Wall Street and Century Plaza. Expenses excluding interest and depreciation and amortization as a percentage of total revenue decreased slightly from 49.8% in 1996 to 48.9% in 1997, reflecting economies realized through spreading fixed costs over larger total revenue base. The components of expenses, excluding interest and depreciation and amortization decreased as a percentage of total revenue as follows:


                                                       1997           1996
                                                   -----------      --------

Property operating and maintenance...............     20.6%           19.1%

Real estate taxes................................     14.7            16.4
General and administrative.......................     12.2            12.2
Ground rent and air rights.......................      1.5             2.1
                                                      -----           -----
        Total....................................     49.0%           49.8%
                                                      =====           =====

            The increase in property operating and maintenance expenses as a percentage of revenue has been offset by a decrease in real estate taxes and ground rent and air rights. The increase in property operating and maintenance as a percentage of revenue is primarily attributed to the inclusion, subsequent to the Offering, of certain DRA Joint Venture Properties located in Arizona, which have higher operating costs. The decrease in real estate taxes as a percentage of revenue is primarily due to the inclusion of 100 Wall Street, which has a lower real estate tax assessment as compared to the Company's other New York properties. The decrease in ground rent and air rights, which are fixed costs, as a percentage of revenue, is due to the increase in the Company's revenue base.

            Interest expense decreased by $1.4 million to $14.1 million in 1997 as compared to $15.5 million in 1996 due to the repayment of debt with the proceeds of the Offering.

            Depreciation and amortization expense increased $1.5 million or 22.0% to $8.3 million in 1997 as compared to $6.8 million in 1996 due to depreciation of additional properties in 1997 as compared to 1996 (primarily subsequent to the Offering).

            Equity in unconsolidated entities remained relatively constant from year to year.

            Minority interest pertains to interests in certain partnerships, properties, and Properties Atlantic which were contributed to the Operating Partnership in exchange for OP Units. The percentage of minority interest for the period subsequent to the Offering through December 31, 1997 is approximately 8.6%.

            Net income increased by $12.6 million to $5.1 million in 1997 as compared to net loss of $7.5 million in 1996, reflecting the reasons previously discussed and a $6.5 million extraordinary gain on the extinguishment of debt by Tower Predecessor.

Liquidity and Capital Resources

            Cash and cash  equivalents  were $6.3  million  and $1.3  million at
December 31, 1998 and December 31, 1997, respectively. Cash and cash equivalents include cash on hand and short term, highly liquid investments with original maturities of three months or less. These financial investments, which potentially subject the Company to concentrations of credit risk, are invested primarily through short-term obligations issued or guaranteed by the U.S. government or its agencies. The Company believes that this mitigates their risk. Included in cash and cash equivalents at December 31, 1998 and 1997 are segregated security deposits amounting to approximately $5.9 million. In 1997 the cash and cash equivalent balance was comprised primarily of segregated security deposits. The increase in cash and cash equivalents is a result of the net increase in amounts outstanding under the Line of Credit of $70.4 million and cash flows from operations of $38.5 million, net of approximately $73.4 million for additions to real estate and deferred charges primarily as a result of the $16.9 million purchase of the Blue Cross/Blue Shield office complex, the $34.3 million purchase of the 90 Broad Street property and capital expenditures on thoseproperties, as well as Tower's other Properties and $30.1 million relating to distributions to stockholders and holders of OP Units.

            The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, and deferred real estate taxes. The Company's properties require periodic investment of capital for tenant-related capital expenditures and for general capital improvements. In addition, the Company has adopted a policy of paying regular quarterly distributions on its Common Stock, Preferred Stock and OP Units. Based upon its cash and cash equivalents as of December 31, 1998, its expected cash flows from operations and the funds available under the Line of Credit, the Company expects to meet its cash requirements for the foreseeable future.

            As a general policy, the Company intends to maintain a debt policy limiting the Company's total consolidated indebtedness plus its pro rata share of joint venture company debt to 50% of the Company's total market capitalization. However, the Company may from time to time modify its debt policy in light of current economic conditions, relative costs of debt and equity capital, market values of its properties, general conditions in the market for debt and equity securities, fluctuations in the market price for its common stock, growth and acquisition opportunities and other factors. Accordingly, there can be no assurance that the Company may not increase its debt to total market capitalization ratio beyond the limit described above.

            At December 31, 1998 and 1997, the Company had total outstanding indebtedness of approximately $260.3 and $228.9 million, exclusive of the Company's ten percent portion of the debt on 2800 North Central of $2.8 million and $2.7 million, respectively. This total outstanding indebtedness was collateralized by nine of the Company's properties and represents 44% and 36% of the Company's total market capitalization based on the $20.125 and $24.625 closing price of the shares of Common Stock at December 31, 1998 and 1997.

Line of Credit

            The Line of Credit has a three-year term and bears interest at the rate of approximately 150 basis points over LIBOR (London Interbank Offered
Rate). As of December 31, 1998, $70.4 million was outstanding under the Line of Credit. The Line of Credit matures in October 2000 but will become due upon consummation of the Merger.

            In conjunction with its Line of Credit the Company must maintain the following financial ratios:

            i. Total outstanding indebtedness must not exceed 55% of "total value," as defined in the Line of Credit, during the first year of the facility and must not exceed 50% thereafter.

            ii. Collateral indebtedness must not exceed 40% of total value during the first year of the facility and 35% thereafter.

            iii. Recourse indebtedness cannot exceed five percent of total value.

            iv. The total outstanding unsecured indebtedness must not exceed 60% of total unencumbered assets value (as defined in the Line of Credit) during the first year of the facility and 55% thereafter.

            Other financial covenants that must be met by the Company include interest expense and fixed charges to debt ratios, among others.

            As of December 31, 1998, the Company has complied with the financial debt covenants.

            In connection with the Merger Agreement, the Company issued $40 million of preferred stock which shares in the dividends pro rata with the Company's common stockholders and OP unitholders. The proceeds from the issuance were utilized to partially prepay the 810 Seventh loan.

            In 1999, the Company borrowed $60 million under the Line of Credit and used the proceeds to repay the remaining debt outstanding on 810 Seventh. In connection with this borrowing, the total amount available to borrow under the Line of Credit was reduced from $200 million to $165 million.

Mortgage Debt


                                                       Principal                 Interest
Description                                              Amount                    Rate                      Maturity
-------------------------------------           ----------------------     -------------------       -----------------------
                                                 (dollars in thousands)
Term loan........................................      $107,000                    6.82%               October 16, 2027
Corporate Center.................................        21,000                    7.55%                January 1, 2006
Corporate Center.................................           974                    8.37%                January 1, 2006
810 Seventh Avenue...............................        60,000                      * %                 April 30, 1999
2800 North Central...............................         2,696                    9.41%                   May 31, 1999
Construction Loan................................         1,212                    7.75%                             **

------------
*        LIBOR plus 400 basis points.
** Term of the construction loan is concurrent with the period of construction.

           In connection with the acquisition of 810 Seventh, the Company incurred a $100 million mortgage loan from Credit Suisse First Boston Mortgage Capital LLC that was to mature on December 31, 1998. On December 8, 1998, this mortgage was extended through April 30, 1999 with an option to further extend the loan through June 30, 1999 for a 1% payment to the bank ($1.0 million), a broker fee of .5% ($.5 million) and an additional 1% fee to be paid upon maturity. This mortgage was repaid in 1999 from the borrowings under the Line of Credit.

Interest Rate Risk

           The Company's financial instruments that are sensitive to changes in interest rates are its debt obligations, all of which are denominated in U.S. dollars. The interest rate on real estate debt other than the 810 Seventh debt is fixed and therefore not affected by changes in interest rates. The 810 Seventh debt and borrowings under the revolving credit agreement bear interest at variable rates. The Company does not enter in derivative instruments to mitigate the impact of interest rate movements. Accordingly, increases in market rates will adversely impact the Company.

Cash Flows

            The Company's 1998 cash flows from operating activities were $38.5 million. This is an increase of $26.7 million over operating cash flows of $11.8 million for the year ended December 31, 1997. This increase is primarily attributed to an increase in net income resulting from the full year of operations of the DRA Joint Venture Properties and other property acquisitions.

            Cash flows used in investing activities for the Company's 1998 operations were $73.4 million. The primary uses of cash in 1998 included the acquisition of the Blue Cross/Blue Shield property and 90 Broad Street property and other capital expenditures on the Properties. Cash flows used in investing activities for the Company's 1997 operations increased by $537.4 million from $6.8 million for the year ended December 31, 1996 to $544.2 million. The primary uses of cash in 1997 included the acquisition of real estate, joint venture and deferred charges of $534.4 million in connection with the Formation Transactions.

            Cash flows from financing activities were $39.8 million reflecting the sale of $40 million of Preferred Stock and the related pay-down of the 810 Seventh mortgage debt, borrowings under the Line of Credit and related repayments, net of distributions of common stockholders and OP unitholders. Cash flows from financing activities for the year ended December 31, 1997 increased $527.6 million from $5.6 million at December 31, 1996 to $533.2 million at December 31, 1997. The most significant inflows of cash relate to the net proceeds from the Offering of $353.3 million, proceeds from real estate debt of $217.9 million, which includes $100.0 million for a mortgage note on 810 Seventh, approximately $107.0 million from the term loan and amounts borrowed from MSAM, which were repaid with stock in conjunction with the Offering. In addition, the Company has declared a $.3536 per share or $6.5 million distribution payable as of December 31, 1997. This amount was paid on January 15, 1998.

Funds from Operations

            The Company generally considers funds from operations an appropriate measure of liquidity of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. "Funds from Operations," as defined by the NAREIT, means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales (loss) of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company also adds back costs related to the sale of the company and severance and other compensation charges. Accordingly, funds from operations as defined by the Company may not be comparable to definitions used by other REITs. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of Tower Predecessor and the Company, funds from operations should be considered in conjunction with net income (loss), determined in accordance with GAAP, as presented in the audited consolidated and combined financial statements of the Company and Tower Predecessor, respectively, and notes thereto included elsewhere in this Annual Report on Form 10- K. Funds from operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of the Company's performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of liquidity or ability to make distributions.

        The Company's calculation of Funds from Operations is as follows:


                                                                The Company                               Tower Predecessor
                                                ---------------------------------------  -------------------------------------------


                                                                     March 27,            January 1,        Combined
                                                                      1997-                 1997-          Year Ended    Year Ended
                                                                   December 31,          October 15,      December 31,  December 31,
                                                       1998            1997                  1997             1997           1996
                                                   ----------      -------------       --------------    -------------   -----------
                                                                              (dollars in thousands)
Net Income (loss)..............................    $ 11,907         $   3,981          $     1,153       $     5,134     $  (7,465)
Real estate depreciation and amortization......      17,773             2,813                5,541             8,354         6,853
Real estate depreciation and amortization of
unconsolidated joint venture...................         134                33                                     33           741
Minority interest..............................       1,174               373                                    373
Costs related to the sale of the Company.......       5,019
Severance and other compensation costs.........       2,471
Preferred stock dividend requirement...........        (229)               -                   -                   -               -
Other nonrecurring costs.......................       1,449                -                   -                   -               -
Gain (loss) on extinguishment of debt..........         667                -               (6,475)            (6,475)
                                                  ---------         ---------          -----------      ------------     -----------
Funds from operations..........................   $  38,916         $   7,200          $      219       $     7,419      $       129
                                                   =========         =========         ===========      ============    ============

            On a combined basis, funds from operations increased by $33.2 million for the year ended December 31, 1998 from the year ended December 31, 1997, and increased by $7.3 million for the year ended December 31, 1997 from the year ended December 31, 1996 as a result of the factors discussed in the analysis of operating results.

Inflation

            The Company's leases with the majority of its tenants require the tenants to pay most operating expenses, including insurance and real estate taxes, and increases in common area maintenance expenditures which partially offsets the Company's exposure to increases in costs and operating expenses resulting from inflation.

Year 2000

            The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company believes that the cost of remediation associated with its computer systems will be minimal and the remediation is anticipated to be completed in the first quarter of 1999.

            The Company's Year 2000 compliance program focuses on addressing Year 2000 readiness in the following areas:

            i.    The Company's information technology and software;

            ii.   other material technology systems; and

            iii. Year 2000 compliance of third parties with which the Company has a material relationship.

In this regard, the Company has retained consultants to assist in its efforts.

            The Company has completed an initial assessment and remediation of its key information technology systems including its operating systems and critical financial and nonfinancial applications. Remediation efforts as of the date hereof include addressing critical financial applications. Based on this initial assessment and remediation efforts, the Company believes that these key information technology systems will be "Year 2000 compliant" by the first quarter of 1999. However, there can be no assurance that coding errors or other defects will not be discovered in the future. The Company is currently evaluating the remaining non-critical information technology systems for Year 2000 compliance.

            As of December 31, 1998, the Company owned and operated a portfolio of 25 office properties. The Company is continually evaluating whether the material noninformation technology systems such as security control equipment, fire suppression equipment and other physical plant and equipment at such properties are Year 2000 compliant, and has been advised by most of its vendors that such systems and equipment are or will be compliant. All of the Properties, as a part of general operating policy, are developing contingency plans that will be deployed in the event key operational systems, such as security control equipment, fail (e.g., when a power failure occurs).

            The Company depends upon the proper functioning of third-party computer and noninformation technology systems. These third parties include tenants, commercial banks and other lenders, construction contractors, and vendors. The Company has initiated communications with third parties with whom it has important financial or operational relationships to determine the extent to which they are vulnerable to the Year 2000 issue. The Company has not yet received sufficient information from all parties about their remediation plans to predict the outcome of their efforts.

            If third parties with whom the Company or one of its affiliates interacts have Year 2000 problems that are not remedied, the following problems could result:

            a. In the case of construction contractors and other vendors, the delayed construction or redevelopment of properties;

            b. In the case of vendors, disruption of important services upon which the Company or its affiliates depend, such as professional services, including accounting and legal services, telecommunications and electrical power; and

            c. In the case of banks and other lenders, the disruption of capital flows potentially resulting in liquidity stress.

            Due to the nature of the Company's tenants' businesses, the Company does not believe the Year 2000 issue will materially impact the tenants' ability to pay rent. However, financial difficulties of significant tenants as a result of the Year 2000 issues could have a material adverse effect on the Company's results of operations or financial position. Though the Company does not expect the Year 2000 issue to have a material adverse effect on its result of operations or financial position there can be no assurances of that position.

Environmental Matters

            The Company is not aware of any environmental issues at any of the Properties. The Company believes it has sufficient insurance coverage at each of the Properties.

Recent Accounting Pronouncements

            Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income, which includes items which had been formerly reported as a component of stockholders' equity. SFAS 130 did not have a material impact on the Company's financial statements.

            During 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which are effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes the disclosure requirements for reporting segment information. The adoption of SFAS 131 required the Company to report information regarding the Company's segments, and such information is provided in Note 18 to the financial statements filed as part of this Annual Report on Form 10-K.

            In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for activities. The Company does not expect that adoption of this Statement will have a material impact on its financial statements.

           During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which are effective for the fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. Management believes that, when adopted, SOP 98-5 and SOP 98-1 will not have a significant impact on the Company's financial statements. In addition, the Emerging Issues Task Force of the Financial Accounting Standards Board released EITF 97-11. EIT 97-11 was adopted by the Company during the first quarter of fiscal 1998 and resulted in the Company having to expense internal property acquisition costs they would have otherwise capitalized.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.

Item 8.  Financial Statements and Supplementary Data.

            The financial statements filed as part of this Annual Report on Form 10-K are provided under Item 14 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            There have been no disagreements on accounting and financial disclosure matters.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

            The   Company's   Board  is   composed  of  eight   directors   (the
"Directors"), each of whom will serve until their respective successors are elected and qualified.

            The name, age and offices held by the Directors and executive officers of the Company are as follows:

Name                      Age             Offices and Positions
-----------               ---------       ---------------------
Robert L. Cox             38              Acting  Chief  Executive  Officer  and
                                          President   of   the   Company.   From
                                          December  1995 until the  Offering  in
                                          October 1997, Mr. Cox served as Senior
                                          Vice  President-Construction  of Tower
                                          Equities  and  prior to that he served
                                          as  its  Vice   President-Construction
                                          from 1989 to  November  1995 where his
                                          main     responsibilities     included
                                          supervising  all  of  Tower  Equities'
                                          construction projects.  Before joining
                                          Tower  Equities,  Mr. Cox was Chairman
                                          of Cox Building  Concepts,  a national
                                          construction     management    company
                                          specializing  in the  construction  of
                                          high-rise  office  buildings.   He  is
                                          currently a member of Building  Owners
                                          and  Management  Association  and  the
                                          National  Contractor's  Register.  Mr.
                                          Cox   graduated   from  Florida  State
                                          University  in  1983  with a  B.A.  in
                                          Architecture.

Lester S. Garfinkel       45              Executive Vice  President-Finance  and
                                          Administration,     Chief    Financial
                                          Officer and  Director of the  Company.
                                          From October  1996 to April 1998,  Mr.
                                          Garfinkel  was a partner in the public
                                          accounting firm of Reminick,  Aarons &
                                          Company LLP, where he was in charge of
                                          the   firm's   quality   control   and
                                          professional   standards.   Prior   to
                                          joining  Reminick,  Aarons  &  Company
                                          LLP,   he   managed    his    family's
                                          investment  portfolio  from March 1996
                                          to September 1996.  Prior to that, Mr.
                                          Garfinkel  was a principal  at Feldman
                                          Radin & Company (no  affiliation  with
                                          Tower  Equities or Lawrence H. Feldman
                                          personally), a public accounting firm,
                                          from April 1995 to March  1996.  Prior
                                          to joining Feldman Radin & Company, he
                                          was a partner at Weber, Lipshie & Co.,
                                          an  international   public  accounting
                                          firm,  from January 1980 to June 1994,
                                          where his clients,  among others, were
                                          residential,  commercial  and shopping
                                          center developers and owner operators.
                                          He is a Certified Public Accountant in
                                          the States of New York and Connecticut
                                          and he is a  member  of  the  American
                                          Institute    of    Certified    Public
                                          Accountants,   the  New   York   State
                                          Society    of     Certified     Public
                                          Accountants  where  he has  served  on
                                          technical    and   public    relations
                                          committees and the  Connecticut  State
                                          Society    of     Certified     Public
                                          Accountants.  Mr. Garfinkel  graduated
                                          from    Long     Island     University
                                          Professional  School  of  Accountancy,
                                          C.W.  Post  Center in 1975 with a B.S.
                                          in Accounting.








Francis X. Tansey         54              Chairman of the Board of the  Company.
                                          From  July  1994 to the  present,  Mr.
                                          Tansey has served as the President and
                                          Chief   Executive   Officer   of   DRA
                                          Advisors, Inc. and serves as its Chief
                                          Investment  Officer.   From  May  1986
                                          through July 1994,  Mr. Tansey was the
                                          President and Chief Executive  Officer
                                          of Dreyfus  Realty,  where Mr.  Tansey
                                          provided  investment advisory services
                                          relating to real estate  assets valued
                                          in excess of $1 billion.  From 1984 to
                                          1986,  Mr.  Tansey  was a Trustee  and
                                          Manager  Investment  Financing--of the
                                          General    Electric    Pension   Trust
                                          ("GEPT"). In that capacity, Mr. Tansey
                                          was  responsible for the management of
                                          assets   valued   in   excess  of  $20
                                          billion,  including GEPT's  investment
                                          portfolios of affiliated mutual funds,
                                          foundations  and insurance  companies.
                                          From   1981  to   1984,   he  was  the
                                          Manager--Fixed    Income    of   GEPT,
                                          responsible for the management of real
                                          estate,  taxable and tax-exempt  bonds
                                          and  cash.  From  1970  to  1981,  Mr.
                                          Tansey was both Investment Manager and
                                          Manager-Real     Estate    of    GEPT,
                                          responsible  for the management of its
                                          real  estate  portfolio.   Mr.  Tansey
                                          graduated   in   1966   from   Rutgers
                                          University with a B.S. in Economics.


Robert M. Adams           57              Director of the Company. From May 1996
                                          to August  1998,  Mr.  Adams served as
                                          Director,  New Business Development at
                                          Keefe,  Bruyette  &  Woods,  Inc.,  an
                                          investment  banking firm and served as
                                          President of Adams Financial Services,
                                          Inc.  from  June  1995 to April  1996.
                                          Prior  to  that,   Mr.   Adams  was  a
                                          co-founder  and  Managing  Director of
                                          Adams  Cohen &  Associates,  Inc.  and
                                          Adams Cohen  Securities Inc. from 1984
                                          to May 1995.  Prior to that,  he was a
                                          Senior Vice President of E.F. Hutton &
                                          Co.   in   the    Corporate    Finance
                                          Department,  was a General  Partner of
                                          Loeb  Rhoades  & Co.  and was a Second
                                          Vice  President  at  Chase   Manhattan
                                          Bank,  N.A. Mr. Adams  graduated  from
                                          Brown University in 1963 with a B.A in
                                          Economics   degree  and  the   Wharton
                                          School  of   Finance   and   Commerce,
                                          University  of  Pennsylvania  in  1967
                                          with    a    Masters    in    Business
                                          Administration     degree    with    a
                                          concentration  in  Finance.

Esko  I. Korhonen         43              Director   of   the   Company.   Since
                                          December,   1998,  Mr.   Korhonen  has
                                          served as a Senior  Partner of Federal
                                          Capital   Partners,   a  private  real
                                          estate equity fund. Prior to that, Mr.
                                          Korhonen  was a  principal  of Carlyle
                                          Realty, L.P., an affiliate of Carlyle,
                                          a  Washington,   D.C.  based  merchant
                                          banking firm,  and since April,  1995,
                                          was  a  part  of  a   group   that  is
                                          responsible   for   coordinating   the
                                          firm's real estate acquisitions.  From
                                          1991 to April,  1995, Mr. Korhonen was
                                          Vice  President of ING Real Estate,  a
                                          subsidiary  of  the  Netherlands-based
                                          ING Groep N.V.,  a financial  services
                                          company  ("ING"),  where  he  directed
                                          acquisition   and   asset   management
                                          activities  for ING's  North  American
                                          real  estate  portfolio.  From 1988 to
                                          1991,  Mr.  Korhonen was a partner and
                                          regional   manager  at  Richard  Ellis
                                          Inc.,  an  investment  advisory  firm,
                                          where  he  acted  as a  principal-side
                                          advisor   to  foreign   and   domestic
                                          institutional    investors   for   the
                                          acquisition  and asset  management  of
                                          North   American   real  estate.   Mr.
                                          Korhonen  began his real estate career
                                          in  1983  as  a  developer   with  the
                                          Trammell   Crow  Company  in  Houston,
                                          Texas. Mr. Korhonen  graduated in 1977
                                          with a B.A.  from  Colgate  University
                                          and an  M.B.A.  in 1983  from The J.L.
                                          Kellog  Graduate School of Business at
                                          Northwestern University.








John Timothy Morris       32              Director of the  Company.  Mr.  Morris
                                          has  served as a  Principal  of Morgan
                                          Stanley    Dean   Witter    Investment
                                          Management since December, 1998. He is
                                          responsible for the firm's real estate
                                          direct investment activities. Prior to
                                          his current  position,  Mr. Morris was
                                          in  charge  of  Morgan   Stanley  Dean
                                          Witter's  Non-Japan  Asia real  estate
                                          activities  and  worked  for ten years
                                          for Morgan Stanley & Co. in connection
                                          with  both   agency  and  direct  real
                                          estate  investment   activities.   Mr.
                                          Morris received a B.S. in Finance from
                                          Indiana University.

Stephen B. Siegel         54              Director of the  Company.  Mr.  Siegel
                                          serves   as   President    and   Chief
                                          Executive    Officer    of    Insignia
                                          Commercial Group, Inc. He was named to
                                          this     position     following    the
                                          acquisition   of  Edward   S.   Gordon
                                          Company by Insignia Financial Group in
                                          1996.   Mr.   Siegel    continues   as
                                          President of Insignia/Edward S. Gordon
                                          Co.,  a post he has held  since  1992.
                                          From  1988 to  1992,  Mr.  Siegel  was
                                          President  of  Chubb  Realty,  a  real
                                          estate  development  subsidiary of The
                                          Chubb  Corporation.  Prior to that, he
                                          was  employed by Cushman &  Wakefield,
                                          Inc.  for  27  years,  rising  to  the
                                          position of Chief  Executive  Officer.
                                          Mr.  Siegel  serves  on  the  advisory
                                          board of Wharton  School's Real Estate
                                          Center and New York  University's Real
                                          Estate  Council  and is a director  of
                                          Liberty Property Trust.

Richard M. Wisely         53              Director of the  Company.  Mr.  Wisely
                                          serves  as  Chairman  of the Board and
                                          Chief  Executive  Officer of LungCheck
                                          Inc., a highly specialized  diagnostic
                                          laboratory  and lung  cancer  research
                                          facility  that he  co-founded in 1996.
                                          From  1990  until  August  1995,   Mr.
                                          Wisely served as Senior Vice President
                                          and Chief Operating  Officer of Rexall
                                          Sundown,   Inc.,   a   publicly-traded
                                          vitamin      and      over-the-counter
                                          pharmaceutical manufacturer.  Prior to
                                          joining  Rexall  Sundown as the Senior
                                          Vice  President of Operations in 1985,
                                          Mr.  Wisely  had  spent 17 years  with
                                          Dart Industries,  principally with the
                                          former  Rexall  Drug  Company  of  St.
                                          Louis;  his last  position  there  was
                                          Vice President of Operations.

Peggy D. Rawitt           41              Executive  Vice   President,   General
                                          Counsel and  Secretary of the Company.
                                          From  April  1991  until  joining  the
                                          Company in March 1998,  Ms. Rawitt was
                                          Senior  Vice   President   and  Deputy
                                          General  Counsel of Enhance  Financial
                                          Services   Group  Inc.,  a  publically
                                          traded    specialty    insurance   and
                                          financial    services   company.    In
                                          addition  to other  corporate  duties,
                                          she handled  all legal  aspects of the
                                          company's   portfolio  of   commercial
                                          mortgage-backed  credit  enhanced bond
                                          financings and was responsible for all
                                          corporate   owned  and   leased   real
                                          estate.   Ms.  Rawitt  graduated  from
                                          State  University of New York at Stony
                                          Brook in 1977 with a B.A.  degree  and
                                          graduated  from New York Law School in
                                          1980.   Eric   S.   Reimer   41   Vice
                                          President-Leasing   of  the   Company,
                                          since  October  1997.  From 1987 until
                                          October 1997,  Mr. Reimer was employed
                                          at   Tower    Equities    where    his
                                          responsibilities  included  overseeing
                                          all  leasing  activity  in  the  Tower
                                          Equities'  portfolio   throughout  the
                                          United States.  Prior to joining Tower
                                          Equities, he was the Vice President of
                                          Leasing  for  Rostenberg-Doern  in New
                                          York's    Westchester    County    and
                                          Connecticut's  Fairfield  County where
                                          he      specialized      in     tenant
                                          representation.  He  is  a  member  of
                                          Building    Owners   and    Management
                                          Association and Industrial Office Real
                                          Estate Brokers Association. Mr. Reimer
                                          graduated   from  the   University  of
                                          Vermont in 1981 with a B.A. degree.

Eric S. Reimer            41              Vice President-Leasing of the Company,
                                          since  October  1997.  From 1987 until
                                          October 1997,  Mr. Reimer was employed
                                          at   Tower    Equities    where    his
                                          responsibilities  included  overseeing
                                          all  leasing  activity  in  the  Tower
                                          Equities'  portfolio   throughout  the
                                          United States.  Prior to joining Tower
                                          Equities, he was the Vice President of
                                          Leasing  for  Rostenberg-Doern  in New
                                          York's    Westchester    County    and
                                          Connecticut's  Fairfield  County where
                                          he      specialized      in     tenant
                                          representation.  He  is  a  member  of
                                          Building    Owners   and    Management
                                          Association and Industrial Office Real
                                          Estate Brokers Association. Mr. Reimer
                                          graduated   from  the   University  of
                                          Vermont in 1981 with a B.A. degree.



Reuben Friedberg          72              Vice-President-Finance of the  Company
                                          since  October  1997.  From 1992 until
                                          October 1997, Mr.  Friedberg served as
                                          Vice    President-Finance   of   Tower
                                          Equities.   Prior  to  joining   Tower
                                          Equities,   Mr.   Friedberg   was  the
                                          controller  of other firms in the real
                                          estate and construction  industry. Mr.
                                          Friedberg graduated from Baric College
                                          in 1948 with a  Bachelor  of  Business
                                          Administration  degree  and has been a
                                          Certified  Public  Accountant  in  the
                                          State of New York since 1957.

Item 11.  Executive Compensation.

           The following table sets forth information, for the fiscal years ended December 31, 1998 and 1997, regarding the compensation of the Company's Acting Chief Executive Officer other current and former executive officers of the Company.


                                                          Summary Compensation Table
                                                                                              Long Term
                                                                                             Compensation
                                                                                 -----------------------
                                                 Annual Compensation                       Awards                         Payouts
                                ------------------------------------------------ -----------------------              --------------
                                                                              Restricted  Securities
           Name and                                             Other Annual   Stock      Underlying      LTIP       All Other
      Principal Position     Year(1)   Salary($)   Bonus($)   Compensation($) Award$/(2)  Options/(#)(2)  Payouts($) Compensation($)
      ------------------     -------  ----------   --------   --------------- ----------  --------------  ---------- --------------

Lawrence H. Feldman;
Chairmanof the Board,
 Chief Executive Officer      1998     107,692       None      None           None        None             None       1,015,066
and President (3)             1997      30,961       None      None           None        201,000          None       None

Joseph D. Kasman; Senior
President Vice and Chief      1998      54,807       None      None           None        None             None       510,099
Financial Officer (4)         1997      26,538       None      None           None        110,000          None       None
Robert L. Cox;
Acting Chief Executive        1998     162,126       150,000   None           None        None             None       None
  Officer and President (5)   1997      26,536       None      None           None        201,000          None       None

Lester S. Garfinkel;
Executive Vice President--Finance
and Administration and Chief
Operating Officer             1998     136,500       146,250     None         None       300,000          None        None
Peggy D. Rawitt;
Executive Vice President,
General Counsel and
Secretary                     1998     127,884      131,250     None          10,000      50,000          None        None
Eric S. Reimer; Vice          1998     150,000      150,000     None          None       100,000          None        None
President--Leasing            1997      26,538      None        None          None        68,000          None        None
Reuben Friedberg;             1998     107,000      107,000     None          None         None           None        None
Vice President--Finance       1997      18,930      None        None          None        31,000          None        None


----------------
(1) None of the executive officers listed above earned more than $100,000 in 1997, the Company's first year of operations. Amounts for 1997 are based on the period from October 16, 1997 through December 31, 1997.
(2) In connection with their respective employment agreements, Mr. Garfinkel was granted 300,000 options to purchase Common Stock, Ms. Rawitt was granted 50,000 options to purchase Common Stock and Mr. Reimer was granted 100,000 options to purchase Common Stock. In the case of Messrs. Garfinkel and Reimer, the options vest in three equal annual installments commencing on the first anniversary of the date of grant. In the case of Ms. Rawitt, the options vest in four installments commencing on the date of grant, with subsequent installments vesting on each of the first, second and third anniversaries of the date of grant. In addition, pursuant her employment agreement, Ms. Rawitt was granted 10,000 shares of restricted Common Stock. See "Officer Employment Agreements" and "Restricted Stock Award" below.

(3) Mr.  Feldman  resigned  from the Company on August 3, 1998.
(4) Mr. Kasman resigned from the Company as of April 18, 1998. Because Mr. Kasman resigned at a time when none of his options had vested, such options are not exercisable pursuant to their terms.
(5) Mr. Cox served as Executive Vice President and Chief Operating Officer of the Company in 1997 and in 1998 until the resignation of Mr. Feldman.


            The following table sets forth information regarding grants of stock options to the Company's executive officers during the 1998 fiscal year. The options were granted pursuant to the Company's 1997 Incentive Plan.



                                                   Option Grants in Last Fiscal Year



                                                       Individual Grants                             Potential Realizable Value
                        ---------------------------------------------------------------------------  at Assumed Annual Rates of
                                                                                                         Common Share Price
                              Number of     % of Total         Exercise Price                            Appreciation for
                             Securities       Options              Per                                      Option Term
                             Underlying      Granted to           Common                           -----------------------------
                               Options       Employees in           Share            Expiration
                 Name        Granted(#)      Fiscal Year         ($/Share)              Date       5%($)            10%($)
                 ----        ----------      -----------         ---------              ----       -------------   ----------

Lester S. Garfinkel           300,000          54.9%             $26.00              4/20/08     $  3,780,000     $  9,798,000
Peggy D. Rawitt                50,000           9.1%             $26.00              4/3/08      $    595,000     $  1,581,500
Eric S. Reimer                100,000          18.3%             $26.00              6/18/08     $    900,000     $  2,720,000






Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

                                 Number of
                                 Securities
                                 Underlying
                                 Unexercised
                                 Options at
                             December 31, 1998(#)
Name                         Exercisable/Unexercisable(1)
------------          ----------------------------------
Lawrence H. Feldman           66,330/201,000
Joseph D. Kasman                   0/110/000
Robert L. Cox                 66,330/201,000
Eric S. Reimer                22,440/168,000
Reuben Friedberg               10,230/31,000
Lester S. Garfinkel                0/300,000
Peggy D. Rawitt                12,500/50,000
--------------
(1)  No options were exercised or wre in-the-money during 1998.



            The options granted to Messrs. Cox and Friedberg were granted as of October 9, 1997 at an exercise price equal to $26.00 per share. Mr. Reimer was granted 68,000 options as of October 9, 1997 and an additional 100,000 options as of June 18, 1998. The options granted Mr. Garfinkel were granted as of April 20, 1998 and the options granted Ms. Rawitt were granted as of April 3, 1998, each at an exercise price equal to $26.00 per share. In the case of Messrs. Cox, Friedberg, Reimer and Garfinkel, the options vest in three equal annual installments commencing on the first anniversary of the date of grant. In the case of Ms. Rawitt, the options vest in four annual installments of twenty-five (25%) each, commencing on the date of grant with subsequent installments vesting on each of the first, second and third anniversaries of the date of grant. See "Option Awards" below for a discussion of the effect of the Merger Agreement on the above listed options.

Officer Employment Agreements

           In October 1997, the Company entered into an employment agreement with Robert L. Cox (the Acting Chief Executive Officer and President of the Company), in April 1998, the Company entered into employment agreements with Lester S. Garfinkel (the Executive Vice President-Finance and Administration and Chief Financial Officer of the Company) and Peggy D. Rawitt (Executive Vice President, General Counsel and Secretary of the Company) and in June 1998, the Company entered into employment agreements with Clifford L. Stein, Reid Berman, Scott Jensen and Mr. Reimer, each of whom is an officer of the Company. The term of each of these employment agreements is three years, subject, in the case of Messrs. Garfinkel and Cox and Ms. Rawitt, to automatic one-year extensions. The base salary for 1998 under these agreements were as follows: for Mr. Cox, $150,000; Ms. Rawitt, $175,000; Mr. Garfinkel, $195,000 ($225,000 for 1999); Mr.
Reimer,  $150,000; Mr. Stein,  $135,000;  Mr. Jensen,  $135,000; and Mr. Berman,
$75,000.

           Pursuant to the terms of the these employment agreements, except with respect to Ms. Rawitt, in the event an officer's employment is terminated by the Company without Cause, as defined in each employment agreement, or is terminated by such officer for "Good Reason," as defined in each employment agreement
(which includes a "Change in Control" of the Company, as defined in each employment agreement, in the case of Messrs. Garfinkel, Berman, Reimer, Stein and Jensen), each officer will be entitled to receive a severance payment equal to either 2.99 times the "base amount," as defined in the Internal Revenue Code, or 2.99 times the officer's then current "base salary," payable in monthly installments over a 12-month period, as determined under each respective employment agreement. In the event Ms. Rawitt's employment is terminated by the Company within six months following a Change in Control of the Company, or is terminated by Ms. Rawitt for Good Reason, Ms. Rawitt will be entitled to receive a severance payment in an amount equal to one (1) year's then current base salary plus the bonus paid to Ms. Rawitt during the preceding year of her employment.

            If the employment of any of the following officers of the Company is terminated following a Change in Control of the Company under circumstances entitling him or her to severance payments and benefits under the applicable employment agreement, the appropriate amount of the cash severance payment would be as follows:

              Company Officers                      Severance Amount
              ----------------                      ----------------

              Robert L. Cox                           $  687,000
              Lester S. Garfinkel                     $1,116,882
              Peggy D. Rawitt                         $  332,500
              Eric S. Reimer                          $  515,775
              Clifford L. Stein                       $  464,198
              Reid Berman                             $  257,888
              Scott Jensen                            $  464,198

            The above amounts will be paid to each Company officer only in the event that the conditions to such payment contained in the applicable employment agreement are satisfied, entitling such officer to his or her severance payment.

Stay Bonuses for Messrs. Garfinkel, Cox and Stein

            In addition to the severance payments above, the Company must pay the "stay bonuses" set forth below, provided that the officer remains an employee of the Company in good standing through the consummation of a Change in Control and regardless of whether the officer is terminated following a Change in Control. The Merger will constitute a Change in Control.

         Company Officers                  Stay Bonus Amount
         ----------------                  -----------------

         Lester S. Garfinkel                      $900,000
         Clifford L. Stein                        $135,000
         Robert L. Cox                            $ 75,000

There are no other stay bonuses payable to any other Company officer following the Merger other than those to Messrs. Garfinkel, Stein and Cox.

Restricted Stock Award

            Pursuant to Ms. Rawitt's employment agreement, she was granted 10,000 shares of restricted Common Stock, which restrictions lapse and which shares become non-forfeitable (a) in five equal annual installments commencing on January 1, 1999, (b) in the event Ms. Rawitt's employment is terminated by the Company without Cause (as defined in her employment agreement) or is terminated by Ms. Rawitt for Good Reason (as defined in her employment agreement) or (c) upon a Change in Control (as defined in her employment agreement). As a result, Ms. Rawitt's restricted Common Stock shall vest and become free of all restrictions immediately prior to the Merger and shall be converted into the consideration to be paid pursuant to the Merger Agreement.

Option Awards

            Pursuant to the Merger Agreement, each outstanding stock option to acquire shares of Common Stock shall, effective as of the Merger, become fully vested and exercisable and shall, subject to obtaining the required consent of each holder of Company stock options, be canceled. The officers of the Company will not receive any payment for their Company stock options.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

            Shown below is certain information as of March 15, 1999 (except as where indicated in the footnotes to the table) with respect to beneficial ownership of shares of Common Stock by each Director, each of the five most highly compensated executive officers, all directors and Tower executive officers as a group and each person the Company believes beneficially holds more than 5% of the outstanding Common Stock. Unless otherwise indicated, the named person or members of the group possess sole voting and investment power with respect to the shares.


                                               Number of Shares      Percent of
                                                of Common Stock      All Shares     Percent of All Shares
Name of Beneficial Owner(1)                      and OP Units         of Common        of Common Stock
---------------------------                   Beneficially Owned      Stock(2)         and OP Units(3)
                                              ------------------------------------------------------------
Lawrence H. Feldman(4)........................       904,254          5.33%                  4.85%
Robert L. Cox.................................       173,723            *                      *
Eric S. Reimer................................       101,389            *                      *








Reuben Friedberg...................................   40,452            *                      *
Lester S. Garfinkel(5).............................  101,000            *                      *
Peggy D. Rawitt(6).................................   35,000            *                      *
Robert M. Adams(7).................................   73,993            *                      *
Esko I. Korhonen(8)(18-21).........................   20,000           ---                    ---
Stephen B. Siegel(9)...............................   20,000           ---                    ---
Richard M. Wisely (10).............................   58,000            *                      *
Francis X. Tansey(11)(12)..........................  944,800          5.45                   4.96
John Timothy Morris (13)(14).......................1,800,630         10.61                   9.65
DRA Opportunity Funds(5)...........................  465,400          2.74                   2.49
Office Invest Sub LLC (16).........................  459,400          2.71                   2.46
Morgan Stanley Dean Witter & Co.(17)...............1,780,630         10.61                   9.65
Carlyle Realty Partners, L.P.(18)..................  123,150            *                      *
Carlyle Realty Qualified Partners, L.P.(19)........  130,506            *                      *
Carlyle Realty Partners Sunrise, L.P.(20)..........   79,489            *                      *
Carlyle Realty Coinvestment, L.P.(21)..............   51,470            *                      *
Heitman/PRA Securities Advisors LLC (22)...........1,732,822         10.22                   9.29
OZ Management, L.L.C (23)..........................  956,200          5.63                   5.12
European Investors Inc. (24).......................  927,960          5.47                   4.97
All executive officers and directors as a group
(11 persons).......................................3,348,987         19.75%                 17.96%

-------------
*        Represents less than 1.0% of the class.
(1) Unless otherwise indicated, the business address of each person listed is c/o Tower Realty Trust, Inc., 292 Madison Avenue, 3rd Floor, New York, New York 10017.
(2) Assumes that all OP Units held by the person are exchanged for shares of Common Stock on a one-for-one basis. The total number of shares of Common Stock outstanding used in calculating this percentage assumes that none of the OP Units held by other persons are exchanged for shares of Common Stock.
(3) Assumes that all OP Units held by the person are exchanged for shares of Common Stock. The total number of shares of Common Stock outstanding used in calculating this percentage assumes that all of the OP Units held by other persons are exchanged for shares of Common Stock.
(4) Based on Schedule 13G filed with the Securities and Exchange Commission on February 16, 1999. Mr. Feldman individually owns 887,946 OP Units and beneficially owns 16,308 OP Units through his indirect control of Maitland Property Investors, Ltd., the record holder of such OP Units. Mr. Feldman is the former Chairman of the Board, Chief Executive Officer and President of the Company. The business address of Mr. Feldman is Feldman Equities, 269 Grand Central Parkway, Penthouse A, Floral Park, New York 11005.
(5) Includes 1,000 shares of Common Stock held jointly by Mr. Garfinkel and his spouse.
(6) Includes 8,000 shares of restricted Common Stock that shall vest and become free of all restrictions immediately prior to the closing of the Merger and 2,000 shares of unrestricted Common Stock.
(7) The business address of Mr. Adams is Adams Financial Services, Inc., 13 South Bayles Avenue, Port Washington, New York 11050.
(8) The business address of Mr. Korhonen is Federal Capital Partners, 1626 East Jefferson Street, Rockville, Maryland 20852.
(9) The business address of Mr. Siegel is Insignia/Edward S. Gordon Co., 200 Park Avenue, 19th Floor, New York, New York 10166.
(10) The business address of Mr. Wisely is LungCheck, Inc., 8255 East Raintree Drive, Scottsdale, Arizona, 85260-2515.

(11) The business address of Mr. Tansey is DRA Advisors, Inc., 1180 Avenue of the Americas, New York, New York 10036.
(12) Includes 465,400 shares of Common Stock held by DRA Opportunity Fund ("DRA Fund") and 459,400 shares of Common Stock held by Office Invest Sub LLC ("OIS"), which may be deemed to be beneficially owned by Mr. Tansey in his capacity as President of DRA Advisors, Inc., an affiliate of DRA Fund and OIS.
(13) The business address of Mr. Morris is Morgan Stanley, Dean Witter, Discover & Co., 1585 Broadway, New York, New York 10036. On January 11, 1999, soon after his resignation from Morgan Stanley Dean Witter Investment Inc., Russell C. Platt resigned from the Company's Board. On March 2, 1999, the Company's Board elected Mr. Morris as Director to replace Mr. Platt.
(14) Includes 1,655,430 shares of Common Stock held by certain private investment funds and separate accounts advised by Morgan Stanley Dean Witter Investment Management Inc. (the "Morgan Stanley Investors"), which formerly were deemed to be beneficially owned by Mr. Platt as a Managing Director of Morgan Stanley Dean Witter Investment Management Inc. and currently are deemed to be beneficially owned by Mr. Morris, in his capacity as a Principal of Morgan Stanley & Co. Mr. Morris and Mr. Platt each disclaim beneficial ownership of such shares of Common Stock.
(15) The business address of DRA Fund is c/o DRA Advisors, Inc., 1180 Avenue of the Americas, New York, New York 10036. Francis X. Tansey is the President of DRA Advisors, Inc., an affiliate of DRA Fund.
(16) The business address of Office Invest Sub LLC is c/o DRA Advisors, Inc., 1180 Avenue of the Americas, New York, New York 10036. Francis X. Tansey is the President of DRA Advisors, Inc., an affiliate of OIS.
(17) Morgan Stanley Dean Witter Investment Management Inc., as investment adviser to the Morgan Stanley Investors, and Morgan Stanley, Dean Witter, Discover & Co., as the owner of all the Company Common Stock owned by Morgan Stanley Dean Witter Investment Management Inc., are deemed beneficially to own the shares of Company Common Stock beneficially owned by the Morgan Stanley Investors. See Notes 13 and 14 above. Morgan Stanley Dean Witter Investment Management Inc. maintains its principal office at 1221 Avenue of the Americas, New York, New York 10020 and Morgan Stanley, Dean Witter, Discover & Co. maintains its principal office at 1585 Broadway, New York, New York 10036. Morgan Stanley Dean Witter Investment Management Inc. disclaims beneficial ownership of such shares of Common Stock.
(18) Carlyle Realty Partners, L.P. is an affiliate of The Carlyle Group, the business address of which is 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004-2505. Esko I. Korhonen, a director of the Company, was until December, 1998 a principal of Carlyle.
(19) Carlyle Realty Qualified Partners, L.P. is an affiliate of Carlyle. Esko I. Korhonen, a director of the Company, was until December, 1998 a principal of Carlyle.
(20)     Carlyle Realty Partners Sunrise,  L.P. is an affiliate of Carlyle. Esko
         I. Korhonen, a director of the Company, was until December, 1998 a principal of Carlyle.
(21) Carlyle Realty Coinvestment, L.P. is an affiliate of Carlyle. Esko I. Korhonen, a director of the Company, was until December, 1998 a principal of Carlyle.
(22) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 10, 1999. Heitman/PRA Securities Advisors LLC (the "Heitman LLC") serves as investment advisor to the Heitman Real Estate Portfolio, that, along with 60 separate account clients, have given to the Heitman LLC the right to receive or the power to direct the dividends from, or proceeds from the sale of 1,712,422 shares, or 10.10%, of the Common Stock. One separate account of Heitman Real Estate Portfolio has the right to receive or the power to direct the dividends from, or proceeds from the sale of 20,400 shares, or 0.12%, of the Common Stock. The business address of Heitman LLC is 180 North LaSalle Street, Suite 3600, Chicago, Illinois 60601.
(23) Based on a Schedule 13G filed with the Securities and Exchange Commission on March 2, 1999. OZ Management, L.L.C. (the "OZ LLC") serves as principal investment manager, and has been granted investment discretion over, 780,600 and 175,600 shares of Common Stock held, respectively, for the account of OZ Master Fund, Ltd. and Och-Ziff Capital Management, L.P. The business address of OZ LLC is 153 East 53rd Street, 44th Floor, New York, New York 10022.
(24) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 13, 1998. Of the 927,960 shares of Common Stock beneficially owned by European Investors Inc. ("EI"), 207,360 shares of Common Stock are beneficially owned by EII Realty Securities Inc., a wholly owned subsidiary of EI. The business address of EI is 667 Madison Avenue, New York, New York 10021.

Item 13.  Certain Relationships and Related Transactions.

Acquisition of Interests in Certain of the Initial Properties

           Robert L. Cox (the Acting Chief Executive Officer and President of the Company), Eric S. Reimer (the Vice President--Leasing of the Company), Reuben Freidberg (the Vice President--Finance of the Company), Robert M. Adams (a Director) and Richard M. Wisely (a Director) owned equity interests or contract rights relating to certain of the Initial Properties that the Company acquired at the time of the Offering. Such persons received an aggregate of 307,557 OP Units in exchange for such interests in these properties. Upon exercise of their rights to exchange such OP Units (which rights are not exercisable until October 1999), such persons and entities may receive cash or, at the Company's option, an aggregate of 307,557 shares of Common Stock.

            Certain affiliates of Mr. Francis X. Tansey (the Chairman of the Board of the Company) owned equity interests in 10 of the Initial Properties. Such affiliates of Mr. Tansey received $23.1 million in cash and 924,800 shares of restricted Common Stock in connection with the acquisition of these properties at the time of the Offering. Pursuant to this transaction, DRA Advisors, Inc., an affiliate of Mr. Tansey, received $560,000 in cash in connection with the cancellation of an asset management fee agreement.

The Management Agreements

            The Management Company manages six retail properties for certain limited partnerships in which Messrs. Cox, Reimer and Friedberg have an interest. Pursuant to those management agreements, the Management Company is entitled to receive a management fee equal to approximately 4% of gross revenues ($365,754 in the aggregate during 1998).

Interests of Certain Executive Officers in the Merger

           Messrs. Cox, Garfinkel, Reimer and Freidberg (solely because he is an owner of OP Units) and Ms. Rawitt each have benefit arrangements with the Company that are triggered upon the consummation of the Merger. See Item 11 above for a description of these arrangements with respect to Messrs. Cox, Garfinkel and Reimer and Ms. Rawitt.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a)(1)       Financial Statements
                         The Consolidated and Combined Financial Statements of the Company and Tower Predecessor as of December 31, 1998 (and for each of the three years in the period ended December 31, 1998). See pages F-1 through F-33, which are included herein.
            (a)(2)       Financial Statement Schedules

                         All schedules are omitted because they are inapplicable, not required or the information is included in the consolidated and combined financial statements or the notes thereto.
            (a)(3)       Exhibits
                         The exhibits listed below are filed as part of this report or incorporated by reference to the Company's Registration Statement on Form S-11, as amended (File No. 333-33011) or the Company's filings pursuant to the Securities Exchange Act of 1934, as amended.


Exhibit No.                      Description

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

4.2++ Articles Supplementary of the Company, dated as of December 8, 1998

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

10.7***                  Form of  Employment  Agreement  between the Company and
                         Lawrence  H.  Feldman

10.8***                  Form of  Employment  Agreement  between the Company and
                         Robert  L. Cox

10.9***                  Form of  Employment  Agreement  between the Company and
                         Joseph  D.  Kasman

10.10** Form of Indemnification Agreement between the Company and its executive officers and directors

Exhibit No.              Description

10.11** Purchase Agreement, dated as of March 31, 1997, among Tower Realty Trust, Inc., Tower Realty Operating Partnership, L.P. and each of the investors signatory thereto, as amended by the Purchase Agreement Supplement dated as of May 15, 1997, Purchase Agreement Supplement No. 2, dated as of May 29, 1997, Purchase Agreement Supplement No. 3, dated as of May 29, 1997, Purchase Agreement Supplement No. 4, dated as of July 9, 1997, Purchase Agreement Supplement No. 5, dated as of July 31, 1997

10.12**                  Contribution  Agreement (OP Units-CXX  Magnolia Limited
                         Partnership)  by  and  among  Tower  Realty   Operating
                         Partnership, L.P. and Jeffrey Feldman

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

Exhibit No.              Description

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

10.35** Option Agreement, dated as of July 31, 1997, by and between Tower Realty Operating Partnership, L.P. and Hazama T-45

10.36** Option Agreement, dated as of July 25, 1997, by and between Tower Realty Operating Partnership, L.P. and Leo V. Berger

10.37** Omnibus Option Agreement, dated as of July 31, 1997, by and between Tower Realty Operating Partnership, L.P. and Shoen U.S.A. Inc.

10.38** Option Agreement, dated as of July 28, 1997, by and among Tower Realty Operating Partnership, L.P., Tower Equities Management, Inc. and Tower Equities and Realty Corp., CXX Magnolia Management Corp., Forum Management and Realty Corp., Madison 40/41 Management Corp., Tower 45 Asset Management Corp. and SJP Realty Corp.

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

10.73++ Agreement and Plan of Merger, dated as of December 8, 1998, by and among Tower Realty Trust, Inc., Reckson Associates Realty Corp., Reckson Operating Partnership, L.P. and Metropolitan Partners LLC (including exhibits)

Exhibit No.              Description

10.74++ Release from Reckson Associates Realty Corp. to Tower Realty Trust, Inc. dated as of December 8, 1998

10.75++ Release from Tower Realty Trust, Inc. to Reckson Associates Realty Corp. dated as of December 8, 1998

10.76++ Release from Crescent Real Estate Equities Company to Tower Realty Trust, Inc. dated as of December 8, 1998

10.77++ Release from Tower Realty Trust, Inc. to Crescent Real Estate Equities Company dated as of December 8, 1998

10.78++ Release from Metropolitan Partners LLC to Tower Realty Trust, Inc. dated as of December 8, 1998

10.79++ Release from Tower Realty Trust, Inc. to Metropolitan Partners LLC dated as of December 8, 1998

10.80++                  Stock Purchase Agreement, dated as of December 8, 1998,
                         by  and  between   Tower   Realty   Trust,   Inc.   and
                         Metropolitan Partners LLC

10.81++ Registration Rights Agreement, dated as of December 8, 1998, by and between Tower Realty Trust, Inc. and Metropolitan Partners LLC

10.82+++                 Second   Amendment  and  Restatement  of  Agreement  of
                         Limited   Partnership   of   Tower   Realty   Operating
                         Partnership, L.P., dated March 6, 1998

21.1                     Subsidiaries of the Company, as amended

23.1                     Consent of Independent Auditors

27.1                     Financial Data Schedule


-----------------------
+ Incorporated by reference to the Company's Current Report on Form 8-K, dated December 31, 1997.
++ Incorporated by reference to the Company's Current Report on Form 8-K, dated December 7, 1998.
+++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998, dated May 15, 1998.
* Incorporated by reference to the Company's Registration Statement on Form S-11, dated August 6, 1997.
** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-11, dated September 23, 1997.
*** Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11, dated October 6, 1997.
**** Incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-11, dated October 9, 1997.
            (b)  Current Reports on Form 8-K and/or Form 8-K/A
            (1) A current report on Form 8-K, dated November 2, 1998 and filed with the Securities and Exchange Commission on November 9, 1998, was filed by the Company with respect to the litigation commenced by the Company against Crescent and Reckson alleging breach of the Prior Merger Agreement.

            (2) A current report on Form 8-K, dated December 7, 1998 and filed with the Securities and Exchange Commission on December 18, 1998, was filed by the Company with respect execution by the Company, Reckson and Metropolitan of the Merger Agreement.

                            TOWER REALTY TRUST, INC.

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors..........................................................................     F-2
Consolidated Balance Sheets of Tower Realty Trust Inc. (the "Company") as of December
   31, 1998 and 1997....................................................................................     F-3
Consolidated Statement of Income of the Company for the year ended December 31, 1998 and the period from March 27, 1997 (inception of the Company) to December 31, 1997 and Combined Statements of Income of the Tower Predecessor for the period January 1,
   1997 to October 15, 1997, and the year ended December 31, 1996.......................................     F-4
Consolidated Statement of Changes in Shareholders' Equity of the Company for the year ended December 31, 1998 and the period from March 27, 1997 (inception of the
   Company) to December 31, 1997 and Combined Statements of Changes in Owners'
   Deficit of the Tower Predecessor for the Period January 1, 1997 to October 15, 1997 and
   the year ended December 31, 1996.....................................................................     F-5
Consolidated Statement of Cash Flows of the Company for the year ended December 31,
   1998 and the period March 27, 1997 (inception of the Company) to December 31, 1997 and Combined Statements of Cash Flows of the Tower Predecessor for the period
 January 1, 1997 to October 15, 1997, and the year ended December 31, 1996..............................     F-6
Notes to Consolidated and Combined Financial Statements.................................................   F-7-F-30
Schedule III--Real Estate and Accumulated Depreciation..................................................   F-31-F-33


                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of Tower Realty Trust, Inc.

            We have audited the accompanying consolidated and combined financial statements and the financial statement schedule of Tower Realty Trust, Inc. and its subsidiaries (the "Company") and the Tower Predecessor, listed on page F-1 of this Annual Report on Form 10-K. These consolidated and combined financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

                        In our opinion,  the  financial  statements  referred to
above present fairly, in all material respects, the consolidated financial position of Tower Realty Trust, Inc. as of December 31, 1998 and 1997 the consolidated results of operations and cash flows of Tower Realty Trust, Inc. for the year ended December 31, 1998 and for the period from March 27, 1997 (inception of the Company) to December 31, 1997, and the combined results of operations and cash flows of the Tower Predecessor for the period from January 1, 1997 to October 15, 1997, and the year ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                             PRICEWATERHOUSECOOPERS LLP


1177 Avenue of the Americas
New York, New York
March 17, 1999

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)


                                                                                             December 31, 1998    December 31, 1997
                                                                                             -----------------   ------------------
                                                    ASSETS
Assets:
Real estate...............................................................................    $691,560                 $620,557
            Less: accumulated depreciation................................................     (18,118)                  (2,444)
                                                                                             ---------               ----------
                                                                                               673,442                  618,113
Deferred charges..........................................................................      13,692                   11,495
Receivables...............................................................................      11,288                    3,820
Cash and cash equivalents.................................................................       6,277                    1,347
Escrowed cash.............................................................................       3,378                    6,373
Other assets..............................................................................       8,962                   12,537
Investments in unconsolidated entities....................................................       2,708                    2,411
                                                                                             ---------               ----------
                        Total assets......................................................    $719,747                 $656,096
                                                                                              ========                 ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
            Debt on real estate...........................................................    $189,893                 $228,990
            Borrowings under revolving line of credit.....................................      70,400                       --
            Accounts payable and other liabilities........................................      11,524                    7,494
            Distributions payable.........................................................       8,106                    6,543
            Deferred real estate taxes....................................................       9,155                    9,758
            Other liabilities.............................................................      10,316                    6,974
                                                                                             ---------              -----------
                        Total liabilities.................................................     299,394                  259,759
                                                                                             ---------                ---------
Minority interest in Operating Partnership................................................      34,371                   33,920
Commitments  and  Contingencies  (See  Note 14)
     Shareholders'  equity  (owners' deficit):
            Preferred shares 50,000,000 shares authorized, 2,197,167 shares issued and
                        outstanding.......................................................      40,000                       --
            Common shares $.01 par value, 150,000,000 shares authorized, 16,958,355 and 16,920,455 shares issued and outstanding as of December 31,
                        1998 and 1997.....................................................         169                      169
            Additional paid-in-capital....................................................     364,833                  364,250
            Distributions in excess of accumulated earnings...............................     (19,020)                  (2,002)
                                                                                             ---------               ----------
            Total shareholders' equity....................................................     385,982                  362,417
                                                                                             ---------                ---------
            Total liabilities and shareholders' equity....................................    $719,747                 $656,096
                                                                                              ========                 ========


   The accompanying notes are an integral part of these financial statements.

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                  CONSOLIDATED (COMBINED) STATEMENTS OF INCOME
            (dollars and shares in thousands, except per share data)

                                                                                  The Company                 Tower Predecessor
                                                                               (Consolidated)                    Combined)
                                                                         ----------------------------   ------------------------
                                                                                            March 27,    January 1,
                                                                            Year Ended    1997 through  1997 through   Year Ended
                                                                           December 31,  December 31,  October 15,    December 31,
                                                                              1998            1997          1997          1996
                                                                           ----------    ------------- ------------   ------------
Revenues:
           Rental income ..............................................       $110,137      $16,409      $21,908        $26,138
           Management fees ............................................             --        1,090          318          1,261
           Construction, leasing and other fees .......................            857          861          576          1,335
                                                                             ---------      -------      -------         ------

Total revenues ........................................................        110,994       18,360       22,802         28,734
                                                                             ---------      -------      -------         ------

Expenses:
           Property operating and maintenance .........................         25,849        3,941        4,538          5,481
           Real estate taxes ..........................................         14,838        2,266        3,792          4,722
           General and administrative .................................         10,140        2,844        2,189          3,494
           Interest expense ...........................................         20,770        2,369       11,725         15,511
           Depreciation and amortization ..............................         17,773        2,813        5,541          6,853
           Ground rent/air rights expense .............................            683          126          473            599
           Costs related to the sale of Company .......................          5,019           --           --             --
           Severance and other compensation costs .....................          2,471           --           --             --
                                                                             ---------      -------      -------         ------
Total expenses ........................................................         97,543       14,359       28,258         36,660
                                                                             ---------      -------      -------         ------
Equity in unconsolidated entities .....................................            297          353          134            461

Income (loss) before minority interest and extraordinary ..............         13,748        4,354       (5,322)        (7,465)
gain (loss) on early extinguishment of debt
Minority interest .....................................................         (1,234)        (373)
                                                                             ---------      -------      -------         ------
Net income (loss) before extraordinary gain (loss) on .................         12,514        3,981       (5,322)        (7,465)
early extinguishment of debt
Extraordinary gain (loss) on early extinguishment of
debt, net of minority interest ........................................           (607)          --        6,475             --
                                                                             ---------      -------      -------         ------
Net income (loss) .....................................................         11,907        3,981       $1,153        $(7,465)
                                                                             =========      =======       ======        =======
Less: Preferred stock dividend requirements ...........................           (229)         --
Net income applicable to common shareholders ..........................        $11,678       $3,981
                                                                             =========      =======
Per Share Data--basic and diluted:
Net income before extraordinary gain (loss) on early ..................          $0.72          $0.24
extinguishment of debt per common share
Extraordinary (loss) on early extinguishment of debt,
net of minority interest per common share .................                       (.03)            --
                                                                              ---------        -------

           Net income per common share ................................          $0.69          $0.24
                                                                               ========     ==========

Weighted average number of common shares outstanding--basic
and diluted ...........................................................         16,946          16,920
                                                                               ========         =======

   The accompanying notes are an integral part of these financial statements.

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                  CONSOLIDATED (COMBINED) STATEMENTS OF CHANGES
                   IN SHAREHOLDERS' EQUITY AND OWNERS' DEFICIT
                    (dollars in thousands, except share data)



                                                                            The Company--Shareholders' Equity              Tower
                                                                                  (Consolidated)                         Predecessor
                                                                                        Additional   Dist. in Excess      Owners'
                                                                Preferred   Common      Paid-in-      Accumulated         Deficit
                                                   Total         Shares     Shares      Capital        Earnings           (Combined)
                                                   -----         ------     ------      -------        --------           ----------

Balance at December 31, 1995 .............          --            --           --             --          --              $(57,088)
Net loss and comprehensive loss ..........          --            --           --             --          --                (7,465)
Contributions, net .......................          --            --           --             --          --                 2,683
                                              --------       -------       ------      ---------     -------              --------
Balance at December 31, 1996 .............          --            --           --             --          --               (61,870)
Net income and comprehensive
  income 1/1/97-10/15/97..................          --            --           --             --          --                 1,153
March 27, 1997, opening equity of the
  Company.................................           1            --           --              1          --                    --
                                              --------       -------       ------      ---------     -------              --------
Balance at October 16, 1997 ..............           1            --           --              1          --              $(60,717)
Acquisition of Tower Predecessor's
  Interest (including the issuance of
  1,949,455 common shares)........ .......   $  11,073            --           --      $  11,073          --                60,717
Net proceeds from issuance of common
  shares (14,971,000 common shares).....       353,345            --         $169        353,176          --                    --
Distributions declared (.3536 per common
  share)..................................      (5,983)           --           --             --    $ (5,983)                   --
Net income and comprehensive income ......       3,981            --           --             --       3,981                    --
                                              --------       -------       ------      ---------     -------              --------
Balance at December 31, 1997 .............     362,417            --          169        364,250      (2,002)                   --
                                              --------       -------       ------      ---------     -------              --------
Net proceeds from issuance of preferred
  shares..................................      40,000       $40,000           --             --          --
Reclassification of amounts due for shares
  and OP Units issued.....................        (981)           --           --           (981)         --
Distributions declared ($1.69 per common
  share and $.105 per preferred share).. .     (28,925)           --           --             --     (28,925)
Net income and comprehensive income ......      11,907            --           --             --      11,907
Other capital transactions ...............       1,564            --           --          1,564          --
                                              --------       -------       ------      ---------     -------              --------
Balance at December 31, 1998 .............   $ 385,982       $40,000         $169      $ 364,833    $(19,020)
                                             =========       =======         ====      =========    ========




   The accompanying notes are an integral part of these financial statements.


                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                                                      Tower
                                                                                   The Company                     Predecessor
                                                                                (Consolidated)                     (Combined)
                                                                       -----------------------------   -----------------------------
                                                                                        March 27,      January 1,
                                                                         Year Ended     1997 through   1997 through    Year Ended
                                                                        December 31,    December 31,    October 15,   December 31,
                                                                            1998            1997           1997          (1996)
                                                                       -------------   ------------    -----------  --------------
Cash Flows from Operating Activities:
      Net income (loss)...............................................    $11,907         $3,981       $1,153         $(7,465)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization...................................     17,785          2,813        4,590           6,853
      Amortization of deferred financing costs........................      2,053             84          906             504
      Unbilled rental income..........................................     (6,712)          (936)       1,012           1,205
      Equity income in unconsolidated entities........................       (297)          (353)          --            (461)
      Gain on disposal of assets......................................                        --                          (39)
      Non-cash compensation expense...................................        682             --           --              --
      Extraordinary gain of early extinguishment of debt..............                        --       (6,475)             --
      Changes in assets and liabilities:
               Receivables............................................       (756)        (2,529)      (1,593)           (867)
               Escrowed cash..........................................      2,995         (5,765)        (352)            345
               Other assets...........................................      1,538         (5,610)         907            (116)
               Deferred real estate taxes.............................       (603)            --          566              42
               Accounts payable and other liabilities.................      4,030         14,096           --           1,267
               Minority interest......................................      1,234            373           --              --
               Other liabilities and amounts due to/from affiliates...      4,659            372        4,576            (317)
                                                                           ------       --------     --------          ------

Net cash provided by operating activities............................      38,515          6,526        5,290             951
                                                                           ------       --------     --------         -------
Cash Flows from Investing Activities:
   Additions to real estate...........................................                    (1,103)      (3,362)         (2,659)
   Acquisition of real estate, joint venture and deferred charges.....    (73,388)      (534,393)        (409)         (3,850)
   Contribution to Management Company.................................                      (400)          --            (317)
   Deposits on future acquisitions....................................                    (3,937)          --              --
   Due from affiliated Company........................................                      (355)          --              --
   Proceeds from disposal of assets...................................                        --           --              39
                                                                           ------       --------     --------         -------
Net cash used in investing activities.................................    (73,388)      (540,188)      (3,771)         (6,787)
                                                                           ------       --------     --------         -------
Cash Flows from Financing Activities:
   Partner's contributions, net.......................................                        --           (6)          2,683
   Net proceeds from issuance of common shares........................                   353,345           --              --
Net proceeds from issuance of preferred shares........................     40,000
Mortgage fees paid....................................................     (1,549)
   Escrow for Mortgage Interest.......................................                      (608)          --              --
   Loan Origination Fees..............................................                    (1,052)          --              --
   Proceeds from Lawrence H. Feldman in lieu of OP Units..............        200
   Distributions to OP Unitholders....................................     (2,706)
   Distributions to Common Stockholders...............................    (27,463)
   Proceeds from debt.................................................    129,122        219,300       15,581           7,039
   Repayments of debt on real estate..................................    (97,801)       (35,977)      17,360)         (4,109)
                                                                           ------       --------     --------         -------
Net cash provided by (used in) financing activities...................     39,803        535,008       (1,785)          5,613
                                                                           ------       --------     --------         -------
Net increase (decrease) in cash and cash equivalents..................      4,930          1,346         (266)           (223)
Cash and cash equivalents, beginning of periods.......................      1,347              1        4,985           5,208
                                                                           ------       --------     --------         -------
Cash and cash equivalents, end of periods.............................    $ 6,277        $ 1,347        4,719       $   4,985
                                                                          =======        =======        =====       =========
Supplemental Cash Flow Information:
   Cash paid for interest, net of amounts capitalized.................    $20,086        $ 1,621        9,753        $ 15,007
                                                                          =======        =======        =====       =========


   The accompanying notes are an integral part of these financial statements.

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS

(1)   Organization and Basis of Presentation:

            Tower Realty Trust, Inc.

           Tower Realty Trust, Inc. (collectively with its subsidiaries, the "Company") was organized in the state of Maryland on March 27, 1997. The Company operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As of October 16, 1997, the Company consummated an initial public offering (the "Offering") of 13,817,250 shares of common stock, par value $.01 per share (the "Common Stock") (including the exercise of the underwriters' over-allotment option of 1,802,250 shares), and effected concurrent private placements (the "Concurrent Private Placements"), of 1,153,845 shares of Common Stock at a price of $26.00 per share and realized net proceeds therefrom of approximately $353.35 million. In addition, in connection with the formation transactions (the "Formation Transactions") related to the Offering, which included the acquisition of certain property interests and the cancellation of certain indebtedness, the Company issued 1,949,360 shares of Common Stock and other assets. Upon consummation of the Offering, the Company acquired a sole 1% general partner interest in Tower Realty Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), and a 90.4% limited partner interest in the Operating Partnership. At December 31, 1998, the Company had a
 .1% general partnership interest and a 89.9% limited partner interest in the Operating Partnership.

           The Company was formed to continue and expand the commercial real estate business of Tower Equities & Real Estate Corp. and its affiliates (collectively with its predecessor entities and affiliates, "Tower Equities"), including developing, acquiring, owning, renovating, managing, and leasing office properties in the Manhattan, Phoenix, Tucson, and Orlando markets. Upon consummation of the Offering and the Formation Transactions, the Operating Partnership owned or had interests in 21 office properties (the "Initial Properties"). On December 31, 1997, the Company purchased the approximately 700,000 square foot office tower located at 810 Seventh Avenue in midtown Manhattan ("810 Seventh Avenue") for approximately $150.0 million, including closing costs; on January 16, 1998, the Company purchased the approximately 126,000 square foot Blue Cross/Blue Shield office complex located in Phoenix, Arizona ("Blue Cross/Blue Shield") for $16.9 million. On May 6, 1998, the Company purchased the approximately 335,000 square foot, 25-story downtown New York City office building located on 90 Broad Street (the "90 Broad Property") for approximately $34.3 million. The Initial Properties, together with 810 Seventh Avenue, Blue Cross/Blue Shield and the 90 Broad Property, are
collectively referred to herein as the "Properties." In November 1997, the Company exercised an option to purchase a parcel of land located in Phoenix, Arizona for approximately $10.3 million and is in the process of developing Phase I of this parcel which will consist of an approximately 160,000 square foot office building and parking facilities. At December 31, 1998 the Phase I construction costs were 65% completed and of the $9.5 million estimated cost of completion, the Company has expended $6.2 million. The Company also owns or has an option to acquire three parcels of land adjacent to the Properties (the "Development Parcels"), which can support 2.0 million of rentable square feet of development.

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

            On March 31, 1997 interests in certain partnerships, properties and limited liability companies were contributed to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership ("OP Units"). Simultaneously with such contribution of interests, the Company issued $12.3 million of notes (the "MSAM Notes") to certain investors advised by Morgan Stanley Dean Witter Investment Management Inc. (formerly known as Morgan Stanley Asset Management, Inc.) ("MSAM"). The MSAM Notes were collateralized by certain interests in the Properties. Upon completion of the Offering, all MSAM Notes were converted into Common Stock of the Company.

            The net proceeds from the Offering were contributed to the Operating Partnership in exchange, in part, for the Company's 91.4% interest therein. The Operating Partnership used the proceeds received from the Company, the $107.0 million net cash proceeds from the Company's term loan facility (the "Term Loan"), borrowed concurrent with and subsequent to the Offering and approximately $12.3 million of proceeds received from MSAM, as follows: (i) approximately $281.0 million for repayment of certain indebtedness (including associated prepayment penalties) relating to the Initial Properties (the "Property Partnerships"); (ii) approximately $137.0 million to acquire certain equity, debt and fee interests in the Initial Properties; (iii) approximately $3.1 million to pay for commitment fees and expenses relating to the Term Loan and the Company's $200.0 million unsecured line of credit (the "Line of Credit"); (iv) approximately $3.0 million to pay transfer taxes and other expenses associated with the acquisitions of the Initial Properties; and (v) the remaining approximately $48.6 million for working capital.

            The Tower Equities management and leasing companies and Properties Atlantic, Inc. management and leasing company (which, prior to the Offering, was controlled and operated by Clifford Stein, Managing Director, Southeast Region of the Company) (collectively the "Predecessor Management Companies") contributed an undivided 95% interest in the assets of such companies to the Operating Partnership which, in turn, recontributed such assets to Tower Equities Management, Inc. (the "Management Company") in exchange for 100% of the non-voting stock and 5% of the voting stock in the Management Company (which entitles the Company to receive 95% of the dividends of the Management Company).

            The Management Company and investors that hold interests in certain properties, which continued to be controlled by Tower Equities after the consummation of the Offering, entered into management agreements with respect to each of the Properties. In consideration for the services to be provided under the management agreements, the Management Company will receive a property management fee and applicable construction fees and leasing commissions which will be determined by reference to existing market rates for similar transactions. As the result of a lender foreclosing on three third-party owned retail properties in the fourth quarter of 1998, at December 31, 1998, the Management Company held management agreements with only three retail properties.

            Tower Predecessor

            Lawrence H. Feldman, the former Chairman of the Board, Chief Executive Officer and President of the Company, owned a majority general partner interest in the partnerships owning the following properties and controlled Tower Equities which managed the properties. Accordingly, the Tower Predecessor financial statements reflect, on a combined basis, 100% of the assets, liabilities and operations of these properties. The following entities comprise the Tower Predecessor:

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)




                                              Lawrence H. Feldman's
                                               Ownership Interest        Location
                                              ---------------------   ----------------

Tower 45......................................      6%                  New York City
120 Mineola Boulevard.........................      5%                  Long Island, NY
Maitland Forum................................     15%                  Maitland, FL
Maitland Center Parkway (3 properties)........     90%                  Maitland, FL
5750 Major Boulevard (purchased in
        October 1996).........................      6%                  Orlando, FL
Management Companies..........................     90%                  New York City and
                                                                        Maitland, FL

            Lawrence  H.  Feldman  also held a  non-controlling  interest in the partnerships that own the following properties listed in the following table. Lawrence H. Feldman was a general partner in these partnerships and DRA Advisors, Inc. ("DRA") which was the managing general partner. These partnerships are collectively known as the "DRA Joint Ventures." The Tower Predecessor financial statements reflect the investments in the DRA Joint Ventures using the equity method of accounting. Upon consummation of the Offering, the Company purchased all of the partnership interests in the DRA Joint Ventures.



                                                                   Lawrence H. Feldman's
                                                                     Ownership Interest                    Location
                                                                  ---------------------                ---------------

286 Madison..............................................             3%                                New York City
290 Madison..............................................             3%                                New York City
292 Madison..............................................             3%                                New York City
Corporate Center Building (6 properties).................            20%                                Phoenix, AZ
5151 East Broadway.......................................             3%                                Tucson, AZ
One Orlando Center.......................................             3%                                Orlando, FL



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

            In connection with the acquisition of certain property and partnership interests, the Company also acquired certain assets and liabilities, the economic and obligations benefits of which were retained by the respective partners. The net remaining liability of such partners was reflected in the accompanying financial statements as due to affiliates and aggregate $370 thousand as of December 31, 1997. No balance remained as of December 31, 1998. Also in connection with these transactions the Company issued shares of Common Stock and OP Units, the proceeds of which are not fully received. The aggregate amount due of approximately $981,000 has been shown as a reduction of additional paid-in-capital in the accompanying statement of shareholders equity. These amounts have been recorded consistent with the Company's understanding of the related formation transactions. However, the balances reflected in the financial statements may be subject to dispute with predecessor entities and their owners. In the opinion of the Company's management, the ultimate resolution of these potential disputes will not have a material adverse effect on the accompanying financial statements.

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)


(2)         Sale of the Company:

            On December 8, 1998, the Company entered into an agreement (the "Merger Agreement") relating to the merger of the Company with Metropolitan Partners LLC, a subsidiary of Reckson Associates Realty Corp. ("Reckson"). The Merger Agreement and the transactions contemplated thereunder (collectively, the "Merger") were approved by the Company's Board of Directors on December 8, 1998.

            Pursuant to the Merger Agreement and the transactions contemplated thereby, each share of Common Stock of the Company will, at the election of holders thereof and subject to proration, either (x) be converted into the right to receive $23.00 in cash payable to the holder thereof, without interest, or
(y) be converted into either (1) .5725 of a share of class B exchangeable common stock, par value $.01 per share, of Reckson (the "Reckson Class B Common Stock") and $7.2565 principal amount of 7% senior unsecured notes due 2009 (the "Reckson OP 7% Notes") of Reckson Operating Partnership ("Reckson OP"), guaranteed by Reckson, if the Share Issuance Approval (as defined below) is not obtained, or
(2) .8364 of a share of Reckson Class B Common Stock if the Share Issuance Approval is obtained. If the Reckson board of directors withdraws or amends or materially modifies or withdraws its approval or recommendation of the Share Issuance (as defined below) and if the Share Issuance Approval has not been obtained, in addition to the consideration set forth in clause (x) or (y)(1) above, each share of Common Stock will be converted into an additional $.8046 principal amount of Reckson OP 7% Notes. As used herein, the "Share Issuance Approval" is defined as the approval, by a majority of votes cast at the special meeting of the common stockholders of Reckson, of the issuance of only Reckson Class B Common Stock as the non-cash portion of the merger consideration (the "Share Issuance"); provided that the total votes cast on the Share Issuance represent over 50% in interest of all shares of common stock of Reckson entitled to vote on the Share Issuance.

            In connection with the Merger and other strategic initiatives explored by the Company (the "Initiatives"), the Company entered into an agreement with Merrill Lynch & Co. ("Merrill Lynch") on April 16, 1998 whereby Merrill Lynch acts as the exclusive financial advisor to the Company in connection with the Initiatives. Pursuant to the terms of this agreement, Merrill Lynch is entitled to .6% of the aggregate purchase price paid to the Company for its sale upon closing of the applicable sale agreement. If the Merger does not occur as anticipated, the Company will be responsible for payments in the amount of approximately $1.0 million to Merrill Lynch. As of December 31, 1998, the Company has charged $1.0 million to operations, representing the retainer and the delivered fairness opinion under the agreement, which is included in the costs related to sale of the Company item on the condensed consolidated statements of operations.

            Other costs incurred in connection with the Initiatives which have been included in the costs of Sale of the Company in the accompanying statement of income for the year ended December 31, 1998 include legal, accounting and consulting fees. The Company anticipates that significant additional costs will be incurred in connection with the Merger. These amounts have been recorded consistent with the Company's understanding of the related formation transactions. However, the balances reflected in the financial statements may be subject to dispute with predecessor entities and their owners. In the opinion of the Company's management, the ultimate resolution of these potential disputes will not have a material adverse effect on the accompanying financial statements.

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)


(3)         Summary of Significant Accounting Policies:

            Principles of Consolidation and Combination

            The accompanying consolidated financial statements of the Company reflect the accounts of the Company, of the Operating Partnership and their wholly-owned subsidiaries and majority owned partnerships and, from their date of acquisition, the entities comprising the Tower Predecessor and the DRA Joint Ventures. All significant inter-company balances and transactions have been eliminated in consolidation.

            The accompanying combined financial statements of Tower Predecessor have been presented on a combined historical cost basis because of common ownership and management, and because the assets, liabilities and operations of Tower Predecessor were acquired by the Company and the Operating Partnership in a business combination. All significant inter-company transactions have been eliminated in the combined financial statements.

            The Company and Tower Predecessor's investments in unconsolidated entities and the Company's investment in the Management Company are reflected using the equity method of accounting.

            Real Estate

            Real estate and leasehold improvements are stated at cost less accumulated depreciation. Whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the Company's and Tower Predecessor's policy is to assess any impairment in value by making a comparison of the current and projected cash flows of each property over its remaining useful life (undiscounted and without interest charges) to the carrying amount of each property. In cases where the Company and Tower Predecessor do not expect to recover their carrying amounts, the Company and Tower Predecessor recognize an impairment loss to reflect the property at its estimated fair value. No such impairment losses have been recognized in these financial statements.

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

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

            Deferred Charges

            Deferred financing costs are recorded at cost and are being amortized using the interest method over the life of the related debt. Leasing commissions are deferred and amortized over the lesser of the useful life or the terms of the related leases.

            Cash and Cash Equivalents

            Cash and cash equivalents consist of cash on hand and short-term, highly liquid investments that have original maturities of three months or less when purchased. At December 31, 1998 and 1997, the Company had on deposit with a major financial institution substantially all of its cash and cash equivalents, which balances at times exceeded insurable limits.

            Escrowed Cash

            Escrowed cash as of December 31, 1998 and 1997 are comprised of funds held for the payment of real estate taxes, mortgage interest and other. Of the total funds held in escrow, approximately $0.2 million and $2.3 million are restricted by agreement at December 31, 1998 and 1997, respectively. Included in cash and equivalents at December 31, 1998 are segregated security deposits amounting to approximately $5.9 million. In 1997, the cash and cash equivalent balance was comprised primarily of segregated security deposits.

            Deferred Real Estate Taxes

            Deferred real estate taxes represent real estate taxes, attributable to the New York City Industrial and Commercial Incentive Program ("ICIP"), accrued from 1988 through 1995 for the Tower 45 property which are payable to the taxing authority commencing on July 1, 1998 in payments of approximately $1.3 million per year. This liability has been reflected in the Company's balance sheet at its present value using a discount rate of 6.24%.

            Revenue Recognition

            The Company and Tower Predecessor, each as lessor, have retained substantially all of the risks and benefits of the rental properties and account for the leases as operating leases.

            Rental income is recognized ratably over the terms of the leases. Unbilled rental revenue (unbilled receivables) represents the excess rental income recognized on a straight-line basis over minimum rent payments received pursuant to the terms of individual lease agreements. The unbilled receivable related to base rental income amounted to $6.8 million and $0.9 million at December 31, 1998 and 1997, respectively, and is included in tenant receivables.

            Prior to October 15, 1997 the Company and the Tower Predecessor earned management fees, construction fees and leasing fees. After such date the operations that generated these fees to the extent they related to third parties and unconsolidated entities were transferred to the Management Company

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

whose results are reflected on the equity method of accounting. Prior to October 15, 1997 the Company and the Tower Predecessor recognized management fees as earned under the terms of the related agreements. Construction fees were recognized ratably over each project's construction period and leasing fees are generally recognized upon tenant occupancy of the leased premises unless such fees were irrevocably due and payable upon lease execution, in which case recognition occurred on the lease execution date.

            Income Taxes

            The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its short taxable year ended December 31, 1997. As a REIT, the Company generally will not be subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its annual taxable income.

            The Company operates so as to qualify as a REIT for federal income tax purposes. The federal income tax provisions governing treatment of a REIT are highly technical, complex and subject to interpretation. Accordingly, there is no assurance that the Internal Revenue Service, upon examination, would not interpret provisions in a manner that differs from the Company's interpretation of these provisions.

            No provision for income taxes is included in the combined financial statements of the Tower Predecessor since the Tower Predecessor's statements combine the operations and balances of partnerships, which are not directly subject to income tax. The tax effect of its activities accrues to the individual partners and/or principals of the respective entity. The Management Company is a legal entity subject to federal income tax on its taxable income at regular corporate rates.

            Net Income Per Common Share--Basic and Diluted

            The Company has adopted the provisions of Statement of Financial Accounting Standard No. 128 ("SFAS 128") "Earnings Per Share." Net income per common share has been computed by dividing net income applicable to common stockholders by the weighted average number of Common Shares outstanding (16,946,286 and 16,920,455) for the years ended December 31, 1998 and the period March 27, 1997 to December 31, 1997, respectively. The effect of the outstanding options, which were issued at $26 per share, has been excluded from the calculation of net income per common share as these options had an antidilutive effect at December 31, 1998 and 1997.

            Distributions

            The Company expects to make regular quarterly distributions. Earnings and profits, which will determine the taxability of distributions to shareholders, differ from income reported for financial reporting purposes due to the differences for federal tax purposes primarily in the estimated useful lives used to compute depreciation.

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

            On December 31, 1997, the Company declared a distribution, payable in January 1998, equal to $.3536 per common share and OP Units outstanding at December 31, 1997. The common shares and OP Units outstanding at December 31, 1997 totaled 16,920,455 and 1,583,640, respectively.

            During 1998, the Company declared distributions payable of $.4225 per common share and OP unit and outstanding at March 31, June 30, September 30 and December 31, 1998. In addition, preferred stock dividends, in amounts equal to the common stock dividend, were prorated from the date of issuance, December 9, 1998, through December 31, 1998, or $.1056 per preferred share. At December 31, 1998, preferred shares outstanding totaled 2,197,167. Distributions of approximately $8.1 million were paid on January 15, 1999.

            Minority Interest

            Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership. Income is allocated to minority partners based on the weighted average percentage ownership of OP Units throughout the year.

            Use of Estimates in the Preparation of Financial Statements

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions are related to the recoverability and depreciable lives of real estate and the recoverability of billed and unbilled tenant receivables. Actual results could differ from those estimates.

            Recently Issued Accounting Standards

            Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income, which includes items which had been formerly reported as a component of stockholders' equity. SFAS 130 did not have a material impact on the Company's financial statements.

            During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which are effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes the disclosure requirements for reporting segment information. The adoption of SFAS 131 required the Company to report information regarding the Company's segments, and such information is provided in Note 18.

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement addresses

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for activities. The Company does not expect that adoption of this Statement will have a material impact on its financial statements.

            During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which are effective for the fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. Management believes that, when adopted, SOP 98-5 and SOP 98-1 will not have a significant impact on the Company's financial statements. In addition, the Emerging Issues Task Force of the Financial Accounting Standards Board released EITF 97-11. ETIF 91-11 was adopted by the Company during the first quarter of fiscal 1998 and resulted in the Company having to expense internal property acquisition costs they would otherwise have capitalized.

            Reclassifications

            Certain prior year amounts have been reclassified to conform to the 1998 financial statement presentation.

(4)         Real Estate:

            Real estate consisted of the following at December 31, 1998 and 1997 (in thousands):


                                                                   1998                     1997
                                                                 --------                 --------

Land.................................................            $149,690                 $140,030
Building and improvements............................             521,544                  462,842
Tenant improvements..................................              20,210                   17,658
Furniture, fixtures, and equipment...................                 116                       27
                                                                 --------                 --------
            Total....................................             691,560                  620,557
Less: Accumulated depreciation.......................
                                                                 (18,118)                  (2,444)
                                                                ----------                ---------
                                                                 $673,442                 $618,113
                                                                 ========                 ========

(5)         Deferred Charges and Other Assets:

            Deferred charges and Other Assets consisted of the following at December 31, 1998 and 1997 (in thousands):


                                                                1998                        1997
                                                                ------                      -----
Deferred leasing and tenant charges...................          $ 2,805                   $ 2,939
Deferred financing costs..............................            6,528                     4,301
Leasing commissions...................................            7,371                     4,499
Other deferred costs..................................            1,496                        --
Less: Accumulated amortization........................           (4,508)                     (244)
                                                                --------                 ---------
                                                                 $13,692                   $11,495
                                                                 =======                   =======


                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)



            Other assets consisted of the following at December 31, 1998 and 1997 (in thousands):



                                                                1998                        1997
                                                                ----                        ----
Deposits on future acquisitions......................           $     --                   $  3,937
Goodwill, net........................................              2,366                      2,990
Prepaid real estate tax and other prepaid expenses...              6,446                      5,610
Receivable from related party........................                150                         --
                                                                --------                  ---------
                                                                 $ 8,962                   $ 12,537
                                                                 =======                   ========


            Deposits on future acquisitions at December 31, 1997 consisted of amounts related to the acquisition of the Blue Cross Building in Arizona and 90 Broad Street, which properties were acquired during 1998. Upon consummation of the acquisitions, these costs were recorded as part of the costs of the properties.

            Goodwill relates to the Company's purchase of Properties Atlantic, Inc., a brokerage and leasing company, as part of the Formation Transactions and is being amortized over 5 years. The Company has assessed the recoverability of this goodwill based on the estimated undiscounted cash flows, and has determined that no impairment write-down is necessary.

(6)         Receivables:

            Receivables consisted of the following at December 31, 1998 and 1997 (in thousands):


                                                                   1998                 1997
                                                                 --------               ----
Due from tenants.....................................            3,463                $   2,080
Unbilled rent receivable.............................            7,648                      936
Other miscellaneous receivables......................              177                      804
                                                                 --------               -------
            Total....................................           11,288                $   3,820
                                                                ========

(7)         Investment in Unconsolidated Entities:

            Included in Investments in joint venture and unconsolidated entities at December 31, 1998 are the Company's investments in 2800 North Central and the Management Company. Also, the Company accounts for its 95% investment in the Management Company and its 10% investment in 2800 North Central using the equity method of accounting, and thus reports its share of income and losses based on its ownership interest in the respective entities.

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

            At December 31, 1998 and 1997 these investments have the following carrying amounts (in thousands):


                                                      1998         1997
                                                      ----         ----


Investment in Management Company.....................$   571    $    400
Investment in 2800 North Central.....................  2,137       2,011
              ----                                     -----       -----
            Total....................................$ 2,708    $  2,411
                                                     =======    ========


(8)         Debt:

            Debt on real estate consisted of the following at December 31, 1998 and 1997 (in thousands):


                                                 1998               1997
                                               ------              -----
Term loan..................................  $  107,000         $  107,000
Corporate Center...........................      20,707             21,000
Corporate Center...........................         974                990
810 Seventh Avenue.........................      60,000            100,000
Construction loan..........................       1,212                 --
                                              ---------         ----------
            Total Mortgage Debt Payable....  $  189,893         $  228,990
                                              =========         ==========
Line of Credit.............................  $   70,400                 --
                                             ===========        ==========


            During 1997 the Operating Partnership entered into a $107.0 million seven-year Term Loan with Merrill Lynch Credit Corporation and borrowed approximately $54.0 million under such facility at the closing of the Offering and an additional $53.0 million subsequent to the Offering but prior to December 31, 1997. Interest on the Term Loan was fixed at a rate equal to .9% in excess of seven-year United States Treasury Notes at the closing of the Offering and was 6.82% as of December 31, 1998 and 1997, respectively. Interest is due monthly. This debt is collateralized by the One Orlando and Tower 45 properties.

            The mortgage debt on Corporate Center is collateralized by the properties. At December 31, 1998 and 1997, the interest rate on the Corporate Center debt is 7.55% and 8.37%, related to the $20.7 million and $.974 million, respectively. Interest is due monthly and principal is due on January 1, 2006.

            The mortgage debt on 810 Seventh Avenue is collateralized by the property. On December 7, 1998, the Company entered into a mortgage extension agreement with the lender extending the mortgage's original maturity date of December 31, 1998 to April 30, 1999 with the further ability to extend to June 30, 1999. Costs associated with the mortgage modification agreement include a 1% fee paid to the bank in addition to other expenses paid by the Company on December 7, 1998. During the term of the mortgage extension agreement, the interest rate is LIBOR plus 400 basis points. On December 31, 1998, the Company prepaid $40.0 million of the $100.0 million mortgage from the proceeds of a preferred stock issuance, plus a 1% prepayment penalty. The related loss on early extinguishment of debt of $607,000

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

is shown as an extraordinary item net of minority interest of $60 thousand in the Company's consolidated statement of income for the year ended December 31, 1998.

            Principal repayments at December 31, 1998 are due approximately as follows (in thousands):


Years ending December 31:
1999..................................... $  60,319(1)
2000.....................................    70,742
2001.....................................       366
2002.....................................       391
2003.....................................       447
Thereafter...............................   128,028
                                            -------
                                           $260,293
--------------------

(1) Of the total amounts due in 1999, $60 million has been paid off with funds drawn on the Line of Credit facility in February of 1999.

                The Company has a revolving credit agreement with a group of lenders. The revolving credit agreement may be used, among other things, to finance its acquisition of additional office properties and other costs and expenses attendant with such acquisitions, to refinance existing indebtedness and for general working capital requirements. At December 31, 1998, $70.4 million was outstanding under the revolving credit agreement. No amounts were outstanding under the revolving credit agreement at December 31, 1997. Commitment fees to obtain such line amounted to approximately $1.1 million at December 31, 1997, which are being amortized on a straight-line basis over the three-year term of the credit facility. The Company pays monthly commitment fees equal to 25 basis points on the undrawn revolving line of credit commitment. In 1999 in connection with the refinancing of 810 Seventh Avenue, the Company modified its revolving credit agreement by adding 810 Seventh Avenue to the unencumbered borrowing base. In addition, the Line of Credit was reduced from $200.0 million to $165.0 million and the Company utilized $60 million of the Line of Credit to pay off the remaining $60 million secured mortgage. The Line of Credit has a three-year term and bears interest at the rate of approximately 150 basis points over LIBOR (London Interbank Offered Rate). The Company paid approximately $400 thousand to the lenders and approximately $200 thousand to third parties in connection with the modification.

                The Line of Credit expires in October 2000 but borrowings will become due upon consummation of the merger. In conjunction with the line of credit, the Company must maintain certain financial ratios:

                i. Total outstanding indebtedness must not exceed 55% of Total Value (as defined in the Line of Credit Agreement) during the first year of the facility and must not exceed 50% thereafter.

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

                ii. Collateral indebtedness must not exceed 40% of Total Value (as defined) during the first year of the facility and 35% thereafter.

                iii. Recourse Indebtedness cannot exceed 5% of Total Value (as defined).

                iv. Total outstanding unsecured indebtedness must not exceed 60% of total unencumbered asset value (as defined) during the first year of the facility and must not exceed 55% thereafter.

                v. Other financial covenants that must be met by the Company include interest expense to debt and fixed charges to debt ratios, amongst others.

                As of December 31, 1998 and 1997, the Company has complied with the financial debt covenants.

                As a general policy, the Company intends to maintain a debt policy limiting the Company's total consolidated indebtedness plus its pro rata share of joint venture debt to 50% of the Company's total market capitalization. As of December 31, 1998 and 1997 the debt to total market capitalization, including the Company's 10% interest in the debt of 2800 North Central, was 44% and 36%.

                Interest capitalized during 1998 was approximately $1.7 million. No interest was capitalized during 1997.

(9)             Accounts Payable and Other Liabilities:

                Accounts  payable  and  other   liabilities   consisted  of  the
following at December 31, 1998 and 1997 (in thousands):


                                        1998                     1997
                                    -----------              ------------

Accrued interest................  $         203             $         748
Accounts payable................          5,282                     4,498
Advanced rent and deposits......          2,663                       836
Deferred income.................          3,376                     1,412
                                    -----------              ------------
                                  $      11,524              $      7,494
                                    -----------              ------------


                Included within accounts payable at December 31, 1997 is $.37 million due to an affiliated Company.

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

(10)            Leasing Activities and Concentration of Credit and Market Risk:

                The future minimum lease payments to be received by the Company as of December 31, 1998, under non-cancellable operating leases, which expire on various dates through 2011, are as follows:


Years ending December 31 (in thousands):
--------------------------------------
1999...........................................      $87,549
2000...........................................       83,925
2001...........................................       76,798
2002...........................................       65,493
2003...........................................       47,734
Thereafter.....................................      158,826
                                                     -------
                                                    $520,325
                                                    ========


                The  geographic   concentration  of  the  future  minimum  lease
payments to be received is detailed as follows (in thousands):


Location                                              Amount
--------
New York, New York............................         $397,808
Phoenix/Tucson, Arizona.......................           50,844
Orlando, Florida..............................           71,673
                                                        -------
                                                       $520,325
                                                       ========


                Of the Company's total future minimum lease payments as of December 31, 1998, approximately 76% are derived from New York properties. Approximately 61% of the Company's rental income for the period October 16, 1997 through December 31, 1997 was generated from the New York Properties. No one tenant represents more than 5% of the Company's future minimum rentals.

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

(11)    Supplemental Disclosure of Non-cash Investing and Financing Activities:

        The Company entered into the following non-cash investing and financing activities for the year ended December 31, 1998 and the period March 27, 1997 to December 31, 1997.


                                                                   1998                        1997
                                                            --------------                 ------------
                                                                           (in thousands)
Mortgage debt assumed.........................................  $       --                 $    56,624
OP units and restricted stock issued for
   acquisitions of the Tower Predecessor properties
   and the DRA Joint Venture properties.......................  $       --                 $    40,954
OP units issued for the purchase of Properties
   Atlantic, Inc..............................................  $       --                 $     3,120
OP units issued for a portion of the Company's
   10% interest in 2800 North Central.........................  $       --                 $     1,173
Assumption of deferred real estate tax liability
   related to Tower 45........................................  $       --                 $     9,758
Conversion of MSAM debt to restricted stock...................  $       --                  $   12,299
OP units issued in connection with the purchase of
   810 Seventh Avenue.........................................   $   3,000                 $        --
Exchange of OP units for shares of common stock...............  $      677                 $        --

                During the second quarter of 1998, Lawrence H. Feldman transferred 28,900 OP units and $200,000 of cash to the Company, and in turn, the Company issued 28,900 shares of Common Stock and paid $200,000 of cash to four current and former employees for their efforts during the time of the Offering. The transaction has been accounted for as a contribution of capital with corresponding charge to compensation expense in the accompanying financial statements.

                The Company declared a dividend of approximately $8.1 million on Preferred and Common Stock and OP units for holders of record on December 31, 1998 which was paid on January 15, 1999. The Company declared a dividend of approximately $6.5 million on December 31, 1997 which was paid on January 15, 1998.

(12)            Related Party Transactions:

                Under the terms of various management agreements, prior to October 15, 1997, the Company and the Tower Predecessor received cost reimbursements and property management, leasing and tenant service fees from certain affiliates in which Tower Equities has ownership interests. Cost reimbursements are comprised primarily of salary and employee benefit recoveries and reimbursements of certain administrative costs. For the period from March 27, 1997 to December 31, 1997, the period from January 1, 1997 to October 15, 1997 and the year ended December 31, 1996, fees and cost reimbursements derived from these agreements totaled approximately $1.1 million, $0.2 million and $2.2 million, respectively.

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

(13)            Shareholders' Equity:

                Preferred Stock

                The Board of Directors is authorized to provide for the issuance of 50,000,000 preferred shares in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restrictions thereof.

           On December 8, 1998, in connection with the Merger Agreement, the Company issued 2,169,197 shares Preferred Stock to Metropolitan Partners LLC for an aggregate price of $40.0 million. In connection with this issuance, the Company entered into a registration rights agreement providing for certain registration rights with respect to such Preferred Stock. The Preferred Stock will initially have a dividend equal to the dividend on the Company's Common Stock. Holders of Preferred Stock will not have conversion rights to common stock unless the Merger is terminated. If the Merger is terminated, conversion into the Company's Common Stock will be on a one-for-one basis. If Metropolitan Partners LLC breaches its obligation to close the Merger, it is required to return to the Company for no consideration 75% of the Company's Preferred Stock it purchased, equivalent to $30.0 million based on the purchase price.

                Partnership Operating Units

                The outstanding OP Units are redeemable at the option of the holder for a like number of common shares, or at the option of the Company, the cash equivalent thereof. Total OP Units outstanding at December 31, 1998 and 1997 were 1,683,774 and 1,583,640, respectively.

                Earnings per share

           Preferred stockholders share in the dividends on a pro rata basis with the common stockholders and the OP unitholders. In 1998 the preferred stockholder dividends were approximately $229,000, which dividends were deducted from net income to determine net income applicable to common stockholders.

                OP unitholders also share in the dividends on the same basis as common shareholders. Weighted average OP units outstanding were 1,671,179 and 1,583,640 for the year ended December 31, 1998 and the period ended December 31, 1997, respectively.

                Share-Based Compensation Plans

                The Company has two fixed option plans which reserve shares of Common Stock for issuance to executives, key employees, and directors.

                During 1997 the Company adopted the disclosure-only provision of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the options described above because the exercise price of the

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

options equaled the fair market value on the date of the grant. Had the compensation cost for these options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share for 1998 and 1997 would have been reduced to the following pro forma amounts:



                                                                Net Income Applicable                   Net Income per
                                                                to Common Stockholders         --        Common Share
                                                               --------------------------------  ------------------------------
Year ended December 31, 1998...................................   $        10,965                            $  0.65
Period from March 27, 1997 through December 31, 1997...........   $         3,796                            $  0.22

                The fair value of each share option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: for 1998 the dividend yield of 8.40; risk-free interest rate of 5.62%; and volatility of 25.0%, and for 1997 the dividend yield of 6.4%; risk-free interest rate of 5.94%; and volatility of 15.0%. All options have an expected life of four years.

                The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

                A summary of the status of the Company's share options as of December 31, 1998 and 1997, and the changes during the year ended December 31, 1998 and the period ended on December 31, 1997, is presented below:


                                                                  1998                           1997
                                                     ---------------------------   --------------------------


                                                     # Shares of        Weighted    # Shares of        Weighted
                                                     Underlying         Average      Underlying         Average
                                                       Options        Exercise Price   Options       Exercise Price
                                                     ------------     -------------  -----------    -------------
Outstanding at beginning of the year............        975,000                $26     975,000                $26
Granted.........................................        486,800                $26          --                 --
Exercised.......................................             --                 --          --                 --
Forfeited.......................................       (343,213)                --          --                 --
Expired.........................................             --                 --          --                 --
                                                     ------------     -------------  -----------    -------------

Outstanding at end of year......................      1,118,587                $26     975,000                $26
                                                     ------------     -------------  -----------    -------------

Weighted-average fair value of
options granted during the year.................                              2.43                            2.27
                                                                      ------------                    ------------

                1997 Plan

                The 1997 plan provides for the granting of stock options, restricted stock and performance shares and incentive awards from time to time with respect to up to a number of shares of Common Stock equal to 9.5% of the total number of issued and outstanding shares of Common Stock (on a fully diluted basis the exchange of all OP Units for shares of Common Stock) to executive or other key employees of the Company. Stock options may be granted in the form of "incentive stock options" or non-statutory stock options, and are exercisable for up to 10 years following the date of the grant. The exercise price of each option must be equal to or greater than the fair value of the Common Stock on the grant date. These options vest in three annual installments beginning on the first anniversary of the date of grant.

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

                Directors' Plan

                A maximum of 200,000 shares of Common Stock will be issuable under the Directors' Plan to non-employee directors. The Directors' Plan will provide for the grant of options to purchase Common Stock.

                The Directors' Plan provides that each eligible director who is a member of the Board of Directors as of the date that the registration statement relating to the Offering is declared effective by the Securities and Exchange Commission (the "Commission") will be awarded non-qualified options to purchase 20,000 shares of Common Stock on the closing date of the Offering (each such director, a "Founding Director"). Each eligible director who is not a Founding Director (a "Non-Founding Director") will receive non-qualified options to purchase 20,000 shares of Common Stock on the date of the commencement of the term of office of such Non-Founding Director. The options granted Founding Directors upon effectiveness of the registration statement relating to the Offering will have an exercise price equal to the Offering price and will vest in three annual installments beginning on the first anniversary of the date of grant, subject to the Director's continuous service through such vesting date. The exercise price of options under future grants will be 100% of the fair market value of the Common Stock on the date of grant. Upon termination of service as a director, options which have not vested will be forfeited and vested options may be exercised until they expire.

                As of December 31, 1998 and 1997, there were 1,118,587 and 975,000 options outstanding with a weighted-average remaining contractual life of 9.0 and 9.7 years and a weighted-average exercise price of $26 in each year. 223,095 of these options were exercisable at December 31, 1998 and none at December 31, 1997.

(14)            Commitments and contingencies:

                Legal Matters

                As a result of the acquisition of the Properties, the Company has become a successor party-in-interest to certain legal proceedings arising in the ordinary course of the business of Tower Equities and the other third-party predecessor entities.

                On or about January 21, 1999, an action captioned DBD International Limited, Inc. v. Tower Realty Trust, Inc., Case No. 99 CV 9 (Cir. Ct. Dunn Co.) was commenced in the Circuit Court of the State of Wisconsin. The plaintiff alleges that the Company purportedly breached a contract regarding the plaintiff's provision of image management services to the Company. The plaintiff seeks, among other things, compensatory damages in the amount of $798,788, prejudgment interest and attorneys' fees.

                In July 1998, David Miller, a purported stockholder of the Company, commenced a putative class action against the Company and certain of its then directors and officers in the Supreme Court of New York, New York County captioned Miller v. Adams, et al., Index No. 98/113363 (Sup. Ct. N.Y. Co.). This action challenges, among other things, the process employed by the Company and its directors in reviewing, approving and assessing the fairness of the Prior Merger Agreement. Following Tower's press

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

release on November 2, 1998, this action was discontinued without prejudice. On or about December 18, 1998, David Miller commenced a putative class action in the Supreme Court of New York, New York County captioned Miller v. Adams, et al., Index No. 98/606208 (Sup. Ct. N.Y. Co.) challenging, among other things, the process employed by the Company and its directors in reviewing, approving and assessing the fairness of the Merger Agreement. Miller is seeking, among other things, equitable and declaratory relief and unspecified compensatory damages.

                The Company intends to contest these claims vigorously. As with any litigation, however, it is not possible to predict the resolution of these pending actions and the Company therefore bears certain risks associated with these actions. However, although management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial position of the Company, the ultimate resolution may have a material adverse effect on the results of operations of any one period.

                On November 2, 1998, the Company commenced an action in New York Supreme Court against Reckson, Crescent Real Estate Equities Corp. ("Crescent") and Metropolitan alleging breach of the merger agreement between the Company and these parties dated July 9, 1998 (the "Prior Merger Agreement"). The Company sought $75 million in compensatory damages, declaratory and other relief. The Company's press release on November 2, 1998 stated that this action was filed because the Company had been informed by Crescent, Reckson and Metropolitan Partners that they would not proceed with the transactions contemplated by the Prior Merger Agreement. On December 22, 1998, the action was discontinued. As discussed in the Merger Agreement, under certain limited circumstances this action can be recommenced following the merger by the Company against Crescent for the benefit of the Company's stockholders.

                On or about September 29, 1998, a complaint entitled Stephen Mikolas v. Lawrence Feldman, Feldman Equities, Tower 45 Asset Management Corporation, 286 Madison LP, 290 Madison LP, 292 Madison LP, Tower Equities and Tower Realty Trust, Inc. (Index No. 98 Civ. 6079 S.D.N.Y.), was filed in the U.S. District court for the Southern District of New York in which the plaintiff alleges unlawful retaliation in violation of federal, state, and city statutes. On or about March 19, 1999, the parties entered into a "Stipulation of Discontinuance," which provided that the action be discontinued, without prejudice, and subject to reinstatement in the event a formal settlement agreement is not executed by the parties within thirty days. The resolution contemplated by the parties, which would include a dismissal of the action with prejudice, is not expected to have a material adverse effect on the financial position or results of operations of the Company.

                On or about July 10, 1998, a complaint  entitled  Karen Schwartz
v. Lawrence Feldman, Feldman Equities, Tower 45 Asset Management Corporation, 286 Madison LP, 290 Madison LP, 292 Madison LP, Tower Equities and Tower Realty Trust, Inc.(Index No. 98 Civ. 4918 (S.D.N.Y.) was filed in the U.S. District Court for the Southern District of New York in which the Plaintiff alleges she was discriminated against in the terms and conditions of her employment on the basis of her religion in violation of federal, state and city statutes. On or about March 19, 1999, the parties entered into a "Stipulation of Discontinuance," which provided that the action be discontinued, without prejudice, and subject to reinstatement in the event a formal settlement agreement is not executed by the parties within thirty days. The resolution contemplated by the parties, which would include a dismissal of the action with prejudice,

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

is not expected to have a material adverse effect on the financial position or results of operations of the Company.

                Severance and Other Compensation Costs

                The Company has written agreements with several key members of management providing for, among other things, severance and stay bonuses. Payment of such amounts described will be triggered upon the occurrence of certain events, including a change in control, as defined in the agreements. The aggregate amounts due upon a change of control amount to approximately $4.9 million.

                On April 18, 1998, Joseph D. Kasman resigned as Senior Vice President and Chief Financial Officer of the Company. Pursuant to, and under the terms and conditions of, his employment agreement with the Company, severance payments will be payable over the course of a 12-month period in monthly installments of approximately $46,000. A severance provision of approximately $556,000 has been charged to operations during the second quarter of 1998.

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

                On August 3, 1998, Lawrence H. Feldman resigned from his positions as Chairman of the Board, Chief Executive Officer and President of the Company. In connection with his resignation, the Company expects to pay Mr. Feldman a severance payment equal to 2.99 times his "base amount" as described in his employment agreement and the Company recorded approximately $1.0 million of severance expense to operations.

                Air Rights and Ground Leases

                On November 30, 1980 Tower Predecessor entered into an air rights lease agreement with the Village of Mineola which expires in May 2012, subject to the Company's right to extend the term pursuant to two 30-year renewal options. The lease provides for a current annual lease payment of $33,000, increasing to $46,500 in 2001.

                On November 30, 1986, Tower Predecessor entered into an agreement to lease for 250 years the air and corresponding development rights adjacent to one of the properties. The Operating Partnership has an option that is exercisable through October 31, 2001 to acquire the lessor's site for a price, as of July 31, 1997, of $11 million. This price increases through the expiration of the option on October 31, 2001, at a rate of 50% of the percentage increase in the consumer price index as defined in the lease (approximately $13 million as of July 31, 1997). Upon the Company's exercise of this option, its obligation to pay rent under the air rights lease would automatically be eliminated.

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

                The Company is not aware of any environmental issues at any of its properties. The Company believes it has sufficient insurance coverage at each of its properties.

                Other

                The  Company  is  obligated,   in  accordance   with  its  lease
provisions, to provide certain tenants with tenant improvements.

(15)            Savings Plan:

                Effective January 1, 1994, Tower Predecessor adopted a 401(k) Savings Plan (the "Plan") for its employees. Under the Plan, as amended, employees, age 21 and older, are eligible to participate in the Plan immediately upon employment. Base salary and wages are eligible for contribution to the Plan. Participants may make salary deferral contributions from 1% to 15% per payroll period. The Plan provides that matching employer contributions are to be determined at the discretion of Tower Predecessor. Pursuant to the Offering, the Plan was transferred to the Company. There were no discretionary matching contributions for the years ended December 31, 1998, 1997 and 1996. Participants are immediately vested in their pre-tax contributions, and are vested in the Company's and Tower Predecessor's discretionary matching contributions after two years of service.

(16)            Fair Value of Financial Instruments:

                The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The Company determines the fair value based on the discounted future cash flows at a discount rate that approximates the Company's effective current borrowing rate. Except for the items noted below, the fair value of the Company's financial instruments (comprising receivables, cash and cash equivalents, escrowed cash and accounts payable and other liabilities) is not significantly different than their carrying values at December 31, 1998 and 1997 since they are of a relatively short-term nature.


                              December 31, 1998          December 31,1998
                                  Fair Value              Carrying Value
                              -----------------          -----------------
                                            (in thousands)

     Term loan............         $107,977                   $107,000

(17)             Pro Forma Financial Information (Unaudited):

                Due to the impact of the Offering, related formation transactions and the 25 properties acquired in conjunction with and subsequent to the Offering, the historical results of operations are not indicative of future results of operations. The following Pro Forma Condensed Statements of Income for the years ended December 31, 1998 and 1997 are presented as if the Offering and related formation transactions and property acquisitions had occurred at January 1, 1998 and January 1, 1997. The following pro forma information is based upon historical information and does not purport to present what actual results would

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

have been had such transactions, in fact, occurred at January 1, 1998 and January 1, 1997, or to project results for any future periods.


                                                                     Years Ended December 31,
                                                                 ----------------------------
                                                                    1998               1997
                                                                 --------------    -----------
                                                                  (in thousands, except for per
                                                                           share data)

Total revenues.....................................                $     113,547              $   103,306
Net income before early extinguishment of debt.....                $      17,015              $    20,540
Net income per common share-basic and dilutive.....                $        0.79              $      1.00


(18)             Segment Reporting:

                The Company operates in one business segment: real estate. The Company provides leasing, management, acquisition, development and construction for its portfolio. The Company does not have any foreign operations. The accounting policies of the segment are the same as those described in the summary of significant accounting policies, except that the Company excludes straight-line rent adjustments and depreciation and amortization.

                The Company evaluates performance based upon net operating income from the combined properties in the segment (which excludes straight-line rent adjustments and depreciation and amortization).



                                                                         Total         Corporate &                   Total
                                                                        Segment          Other(g)                   Company
                                                                       ---------       -----------                  --------
Total revenues(a):
           The Company(b):
                       1998..............................               $103,404              $ 990                 $104,394
                       1997..............................                 15,511              2,266                   17,777
           Tower Predecessor(c):
                       1997..............................               $ 22,933               $885                 $ 23,818
                       1996..............................                 27,227              3,024                   30,251
Total operating and interest expenses(d):
           The Company(b):
                       1998..............................                $45,423           $ 26,857                 $ 72,280
                       1997..............................                  6,945              4,601                   11,546
           Tower Predecessor(c):
                       1997..............................                $ 9,964            $12,753                 $ 22,717
                       1996..............................                 12,599             17,208                   29,807
Net operating income (loss)(e):
           The Company(b):
                       1998..............................               $ 57,981           $(25,867)                $ 32,114
                       1997..............................                  8,566             (2,335)                   6,231
           Tower Predecessor(c):
                       1997..............................               $ 12,969           $(11,868)                 $ 1,101
                       1996..............................                 14,628            (14,184)                     444
Total assets (The Company):
           1998..........................................               $712,517            $ 7,230                 $719,747
           1997..........................................                631,643             24,453                  656,096
Total long-lived assets (The Company)(f):
           1998..........................................               $681,131            $ 2,708                 $683,839
           1997..........................................                619,049              2,411                  621,460


-----------

(a) Total revenues represent all revenues during the period (including the Company and Tower Predecessor's equity in earnings of unconsolidated entities), excluding adjustments for straight-lining of rents and the Company and Tower Predecessor's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from the segment amounts and is classified in Corporate and Other for all periods.
(b) Segment information has been presented for the Company for the year ended December 31, 1998 and for the period from March 27, 1997 through December 31, 1997.
(c) Segment information has been presented for Tower Predecessor for the period from January 1, 1997 through October 15, 1997 and for the year ended December 31, 1996.
(d) Total operating and interest expenses represents the sum of real estate taxes, utilities, general and administrative, ground rents/air rights and interest expense. All interest expense (including property-level mortgages) is excluded from the segment amounts and is classified in corporate and other for all periods. Total segment information of the Company includes $3,108 and $512 of management fee expenses charged from the Management Company for 1998 and 1997. Total segment information of Tower Predecessor for 1997 and 1996 include management fee expense charged from the predecessor management companies of $761 and $1,672. Amounts presented exclude depreciation and amortization of $17,773 and $2,812 for the Company in 1998 and 1997, respectively, non-recurring merger-related charges of $5,019 and severance and other compensation costs of $2,471 in 1998. Amounts presented for Tower Predecessor exclude depreciation and amortization of $5,541 and $6,853 in 1997 and 1996, respectively.
(e)        Net operating income  represents  total revenues,  as defined in Note
           (a) less total  operating and interest  expenses,  as defined in Note
           (d) for the  period.
(f) Long-lived assets is comprised of total rental property, unbilled rents receivable and investments in unconsolidated entities.
(g) Corporate and other represents all corporate-level items (including interest income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated the Company and Tower Predecessor totals.

                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

(21)       Quarterly Financial Results (Unaudited):

           Quarterly financial results for the year ended December 31, 1998 and 1997 are as follows (amounts in thousands, except per share amounts):



                                                                                                 Three Months Ended
                                                                 -------------------------------------------------------------------

                                                                  March 31,        June 30,       September 30,        December 31,
                                                                     1998            1998            1998                  1998
                                                               ------------     -----------       -------------        -------------
Total revenue...........................................          $ 25,944      $  28,640         $   28,644            $   27,766
Net income before extraordinary loss on
   early extinguishment of debt.........................          $  5,181      $   3,536         $    1,783            $    2,014
Extraordinary loss on early extinguishment
   of debt, net of minority interest....................                --            --                  --                  (607)
                                                                 ----------     ---------         ----------            ------------
Net income..............................................          $  5,181      $   3,536         $    1,783            $    1,407
                                                                 ----------     ---------         ----------           -------------
Preferred stock dividend................................                --             --                 --                  (229)
Net income applicable to common
   shareholders.........................................          $  5,181      $   3,536         $    1,783            $    1,178
                                                                  ========      =========         ==========            ==========

Net income before extraordinary loss on
   early extinguishment of debt per share,
   basic and diluted....................................               .31            .21                .11                   .09
Extraordinary loss on early extinguishment
   of debt per share, basic and
   diluted..............................................                --             --                 --                  (.03)
                                                                 ----------     ---------         ----------           -------------
Net income per share, basic and
   diluted..............................................              $.31           $.21               $.11                   $.06
                                                                 ==========     =========         ==========           =============
   Weighted average shares
   outstanding..........................................            16,920         16,945             16,958                 16,958
                                                                 ==========     =========         ==========           ============


                                                                                                           Three Months Ended
                                                                                                            December 31, 1997
                                                                                                         -------------------------


Total Revenue............................................................................................    $17,180
Net income...............................................................................................    $ 4,375
Net income per share, basic and diluted..................................................................    $  0.26
                                                                                                            ========

Weighted average shares outstanding......................................................................   16,920(1)
                                                                                                            =========

(1)         Weighted average shares outstanding from October 16, 1997 (the date of the Offering) through
            December 31, 1997.



                                                                   Schedule III

                            TOWER REALTY TRUST, INC.
                             AND PREDECESSOR COMPANY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998







                                                                       Initial Cost
                                                               -------------------------------
                                                                                                      Costs
                                                                                                    Capitalized
                                                                                  Building and      Subsequent
Property Name               Location            Encumbrances    Land              Improvements      to Acquisition
-------------------------  ------------------   ------------    -----------     --------------    ----------------

286 Madison Avenue.......  New York, New York   $        --     $ 2,226,307      $   8,754,798    $   1,030,864
290 Madison Avenue.......  New York, New York            --       1,137,721          4,550,886          327,518
292 Madison Avenue.......  New York, New York            --       5,089,907         20,359,628          824,497
Tower 45.................  New York, New York    67,000,000      23,790,993        108,722,331          836,246
100 Wall Street..........  New York, New York            --      11,793,632         47,074,876        1,585,706
810 Seventh Avenue.......  New York, New York    60,000,000      30,317,000        119,826,465        3,792,597
120 Mineola Blvd.........  Mineola, New York             --       2,740,776         11,862,871          332,983
90 Broad.................  New York, New York            --       6,961,619         27,453,600        3,617,803
5151 East Broadway.......  Tucson, Arizona               --       6,965,623         16,253,125          (55,318)
Corporate Center.........  Phoenix, Arizona      21,680,261       9,730,139         38,920,556          (16,098)
Century Plaza............  Phoenix, Arizona              --       2,279,974          9,119,896          704,629
Black Canyon Loop........  Phoenix, Arizona       1,212,106      10,742,974                 --        7,666,033
Blue Cross/Blue Shield...  Phoenix, Arizona              --       3,391,398         13,565,593            4,469
One Orlando Center.......  Orlando, Florida      40,000,000      23,849,316         55,648,405         (457,470)
57-50 Major Blvd.........  Orlando, Florida              --       1,565,009          6,795,112        2,639,385
Maitland Forum...........  Maitland, Florida             --       5,708,302         24,886,810          502,859
Maitland West............  Maitland, Florida             --       1,158,595          4,978,040            1,025
                                               ------------    ------------       ------------     ---------------
                                               $189,892,367    $149,449,285       $518,772,992     $ 23,337,728
                                               ============    ============       =============    ===============



                                             Gross Amount
                                     Carried at Close of Period
                            -------------------------------------------------
                              Land and         Building and
Property Name                Improvements      Improvements      Total
-------------------------   -------------     -------------      ------------

286 Madison Avenue.......   $   2,176,316     $   9,835,653      $ 12,011,969
290 Madison Avenue.......       1,127,683         4,888,442         6,016,125
292 Madison Avenue.......       5,049,866        21,224,166        26,274,032
Tower 45.................      23,965,102       109,384,468       133,349,570
100 Wall Street..........      11,769,251        48,684,963        60,454,214
810 Seventh Avenue.......      30,347,784       123,588,278       153,936,062
120 Mineola Blvd.........       2,740,776        12,195,854        14,936,630
90 Broad.................       7,007,619        31,025,403        38,033,022
5151 East Broadway.......       6,849,008        16,314,422        23,163,430
Corporate Center.........      10,023,559        38,611,038        48,634,597
Century Plaza............       2,317,300         9,787,199        12,104,499
Black Canyon Loop........      10,742,974         7,666,033        18,409,007
Blue Cross/Blue Shield...       3,391,398        13,570,062        16,961,460
One Orlando Center.......      23,709,162        55,331,089        79,040,251
57-50 Major Blvd.........       1,565,009         9,434,497        10,999,506
Maitland Forum...........       5,748,794        25,349,177        31,097,971
Maitland West............       1,158,595         4,979,065         6,137,660
                            -------------     -------------      ------------
                            $ 149,690,195     $ 541,869,810      $691,560,005
                            =============     =============      ============


                                                                   Schedule III

                            TOWER REALTY TRUST, INC.
                             AND PREDECESSOR COMPANY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998




                                                       Accumulated         Date of        Date Acquired
    Property Name                   Location           Depreciation    Construction         (Years)             Depreciable
---------------------------   ---------------------  ----------------  ---------------  --------------------    -----------

286 Madison Avenue........    New York, New York        $    308,693       1929         October 16, 1997          S/L 40
290 Madison Avenue........    New York, New York             149,494       1929         October 16, 1997          S/L 40
292 Madison Avenue........    New York, New York             689,148       1955         October 16, 1997          S/L 40
Tower 45..................    New York, New York           5,347,013       1987         October 16, 1997          S/L 40
100 Wall Street...........    New York, New York           1,509,584       1975         October 16, 1997          S/L 40
810 Seventh Avenue........    New York, New York           2,877,437       1970         December 31, 1997         S/L 40
120 Mineola Blvd..........    Mineola, New York              649,821       1983         October 16, 1997          S/L 40
90 Broad Street...........    New York, New York             523,241       1930         May 6, 1998               S/L 40
5151 East Broadway........    Tucson, Arizona                546,891       1975         October 16, 1997          S/L 40
Corporate Center..........    Phoenix, Arizona             1,205,302       1975         October 16, 1997          S/L 40
Century Plaza.............    Phoenix, Arizona               350,219        --          October 16, 1997          S/L 40
Black Canyon Loop.........    Phoenix, Arizona                    --        N/A         November 24,1997            N/A
Blue Cross/Blue Shield....    Phoenix, Arizona               325,116       1982         January 16, 1998          S/L 40
One Orlando Center........    Orlando, Florida             1,689,041       1988         October 16, 1997          S/L 40
57-50 Major Blvd..........    Orlando, Florida               437,491       1972         October 16, 1997          S/L 40
Maitland Forum............    Maitland, Florida            1,230,702       1986         October 16, 1997          S/L 40
Maitland West.............    Maitland, Florida              278,371       1981         October 16, 1997          S/L 40
                                                         -----------
                                                         $18,117,564
                                                         ===========


                 TOWER REALTY TRUST, INC. AND TOWER PREDECESSOR
                       NOTES TO CONSOLIDATED AND COMBINED
                        FINANCIAL STATEMENTS--(Continued)

                    Real Estate and Accumulated Depreciation

                             (dollars in thousands)


A summary of activity for real estate and accumulated depreciation is as follows:




                                                                           March 27,              January 1,
                                                                             1997 -                 1997 -
                                                                           December               October
                                                            1998           31, 1997               15, 1997            1996
                                                         -----------      ------------          -----------      ---------


Real estate:
   Balance at beginning of year......................   $   620,557        $        --           $ 169,619       $163,879
   Additions to and improvement of real estate.......        73,388            620,557               3,350          6,509
   Disposition of real estate........................          (570)                --                               (769)
   Transfers to other accounts, net..................        (1,815)
                                                        ------------        ----------           ---------       ---------
         Balance at end of year......................   $   691,560          $ 620,557            $172,969       $169,619
                                                        ============        ==========           =========       =========


Accumulated depreciation:
      Balance at beginning of year...................         2,444                 --            $ 40,555       $ 35,741
      Depreciation expense...........................        16,244              2,444               4,590          5,583
      Accumulated depreciation on real estate sold...          (570)                --                               (769)
                                                        ------------        ----------           ---------       ---------
         Balance at end of year......................    $   18,118         $    2,444            $ 45,145       $ 40,555
                                                        ============        ==========           =========       =========



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TOWER REALTY TRUST, INC.
                          (Registrant)

         By:         /s/ Lester S. Garfinkel
                     -----------------------------
                     Name:       Lester S. Garfinkel
                     Title:      Executive Vice President -- Finance and
                                 Administration and Chief Financial Officer

         Date:                   March 31, 1999

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


                     Signature                                       Title                          Date
                     ---------                                       -----                          ----

/s/ Francis X. Tansey                                 Chairman of the Board                      March 31, 1999
----------------------------------------------------
Francis X. Tansey

/s/ Robert L. Cox                                     Acting Chief Executive Officer             March 31, 1998
----------------------------------------------------  and President and Executive Vice
Robert L. Cox                                         President and Chief Operating Officer
                                                      and Director

/s/ Lester S. Garfinkel                               Executive Vice President--                 March 31, 1998
----------------------------------------------------  Finance and Administration and
Lester S. Garfinkel                                   Chief Financial Officer and
                                                      Director


/s/ Stephen B. Siegel                                 Director                                   March 31, 1998
----------------------------------------------------
Stephen B. Siegel

/s/ Esko I. Korhonen                                  Director                                   March  31, 1998
----------------------------------------------------
Esko I. Korhonen

/s/ Robert M. Adams                                   Director                                   March  31, 1998
----------------------------------------------------
Robert M. Adams

/s/ Richard M. Wisely                                 Director                                   March  31, 1998
----------------------------------------------------
Richard M. Wisely

/s/ John Timothy Morris                               Director                                   March 31, 1998
----------------------------------------------------
John Timothy Morris



                                  Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K


Exhibit No.                                        Description

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

4.2++         Articles Supplementary of the Company, dated as of December 8, 1998

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







Exhibit No.                                    Description

10.12**        Contribution Agreement (OP Units-CXX Magnolia Limited Partnership) by and among Tower
               Realty Operating Partnership, L.P. and Jeffrey Feldman

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

10.30**        Option Agreement, dated as of July 28, 1997, by and between Tower Realty Operating
               Partnership, L.P. and Stellar Associates







Exhibit No.                                                                       Description
10.31**        Option Agreement, dated as of July 28, 1997, by and between Tower Realty Operating
               Partnership, L.P. and Carlyle Industries, Inc.

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

10.34**        Option Agreement, dated as of July 28, 1997, by and between Tower Realty Operating
               Partnership, L.P. and Charles B. Hickcox

10.35**        Option Agreement, dated as of July 31, 1997, by and between Tower Realty Operating
               Partnership, L.P. and Hazama T-45

10.36**        Option Agreement, dated as of July 25, 1997, by and between Tower Realty Operating
               Partnership, L.P. and Leo V. Berger

10.37**        Omnibus Option Agreement, dated as of July 31, 1997, by and between Tower Realty
               Operating Partnership, L.P. and Shoen U.S.A. Inc.

10.38**        Option Agreement, dated as of July 28, 1997, by and among Tower Realty Operating
               Partnership, L.P., Tower Equities Management, Inc. and Tower Equities and Realty Corp.,
               CXX Magnolia Management Corp., Forum Management and Realty Corp., Madison 40/41
               Management Corp., Tower 45 Asset Management Corp. and SJP Realty Corp.

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







Exhibit No.    Description

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

10.73++        Agreement and Plan of Merger, dated as of December 8, 1998, by and among Tower Realty
               Trust, Inc., Reckson Associates Realty Corp., Reckson Operating Partnership, L.P. and
               Metropolitan Partners LLC (including exhibits)

10.74++        Release from Reckson Associates Realty Corp. to Tower Realty Trust, Inc. dated as of
               December 8, 1998

10.75++        Release from Tower Realty Trust, Inc. to Reckson Associates Realty Corp. dated as of
               December 8, 1998

10.76++        Release from Crescent Real Estate Equities Company to Tower Realty Trust, Inc. dated as of
               December 8, 1998

10.77++        Release from Tower Realty Trust, Inc. to Crescent Real Estate Equities Company dated as of
               December 8, 1998.

10.78++        Release from Metropolitan Partners LLC to Tower Realty Trust, Inc. dated as of   December
               8, 1998.

10.79++        Release from Tower Realty Trust, Inc. to Metropolitan Partners LLC dated as of December
               8, 1998.

10.80++        Stock Purchase Agreement, dated as of December 8, 1998, by and between Tower Realty
               Trust, Inc. and Metropolitan Partners LLC






Exhibit No.    Description

10.81++        Registration Rights Agreement, dated as of December 8, 1998, by and between Tower Realty
               Trust, Inc. and Metropolitan Partners LLC

10.82+++       Second Amendment and Restatement of Agreement of Limited
               Partnership of Tower Realty Operating Partnership, L.P., dated
               March 6, 1998

21.1           Subsidiaries of the Company, as amended

23.1           Consent of Independent Auditors

27.1           Financial Data Schedule


       ----------------

+              Incorporated by reference to the Company's Current Report on Form 8-K, dated December 31, 1997.
++             Incorporated by reference to the Company's Current Report on Form 8-K, dated December 7, 1998.
+++            Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998, dated May 15, 1998.
*              Incorporated by reference to the Company's Registration Statement on Form S-11,
               dated August 6, 1997.
**             Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-11, dated
               September 23, 1997.
***            Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11, dated
               October 6, 1997.
****           Incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-11, dated
               October 9, 1997.
