Form 10-Q
period 1999-03-31
TOWER REALTY TRUST INC
filed 1999-05-17
CIK 1037711

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               .................................................
                                       OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ..................    ...........................


Commission file number 1-13375
                       .........................................................

                            TOWER REALTY TRUST, INC.
     .......................................................................
             (Exact name of registrant as specified in its charter)


                  Maryland                                   13-3938558
 ...............................................   ..............................
(State or other jurisdiction of incorporation             (I.R.S. Employer
               or organization)                           Identification No.)


             292 Madison Avenue, 3rd Floor, New York, New York 10017
     .......................................................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 448-1864
     .......................................................................
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    .....      .....

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The number of shares of common stock, par value $0.01 per share, outstanding on May 12, 1999 was 16,958,355.

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




PART I -- FINANCIAL INFORMATION                                                                                                Page

Item 1.  Financial Statements...............................................................................................    1

      Condensed Consolidated Balance Sheets of Tower Realty Trust, Inc. as of March 31, 1999
      (Unaudited) and December 31, 1998.....................................................................................    1

      Unaudited Condensed Consolidated Statements of Operations of Tower Realty Trust, Inc. for the
      Three Months Ended March 31, 1999 and 1998............................................................................    2

      Unaudited Condensed Consolidated Statements of Cash Flows of Tower Realty Trust, Inc. for
      the Three Months Ended March 31, 1999 and 1998........................................................................    3

Notes to Condensed Consolidated Financial Statements........................................................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............................    12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................................    18

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................................    19

Item 2.  Changes in Securities and Use of Proceeds..........................................................................    20

Item 3.  Defaults Upon Senior Securities....................................................................................    20

Item 4.  Submission of Matters to a Vote of Security Holders................................................................    20

Item 5.  Other Information..................................................................................................    20

Item 6.  Exhibits and Reports on Form 8-K...................................................................................    20

Signatures..................................................................................................................   S-1


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                                      TOWER REALTY TRUST, INC.

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Dollars in thousands)


                                                                               March 31,                  December 31,
                                                                                 1999                        1998
                                                                        ----------------------      -----------------------
ASSETS:                                                                      (Unaudited)

Real estate                                                                    $  698,868               $    691,560
     Less: accumulated depreciation                                               (22,209)                   (18,118)
                                                                         ----------------       --------------------
                                                                                  676,659                    673,442
Deferred charges, net                                                              13,545                     13,692
Receivables, net                                                                   11,448                     11,288
Cash and cash equivalents                                                           6,793                      6,277
Escrowed cash                                                                       7,480                      3,378
Other assets                                                                        5,816                      8,962
Investments in joint ventures                                                       2,673                      2,708
                                                                         ----------------       --------------------
      Total assets                                                             $  724,414               $    719,747
                                                                         ================       ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Debt on real estate                                                               132,005                    189,893
Line of credit                                                                    138,400                     70,400
Accounts payable and accrued liabilities                                            8,709                     11,524
Distributions payable                                                               8,793                      8,106
Deferred real estate taxes                                                          9,386                      9,155
Other liabilities                                                                  10,892                     10,316
                                                                         ----------------       --------------------
      Total liabilities                                                           308,185                    299,394
                                                                         ----------------       --------------------
Minority interest in operating partnership                                         34,081                     34,371
                                                                         ----------------       --------------------
Shareholders' equity:
      Preferred shares 50,000,000 shares authorized,
           2,169,197 shares  issued and outstanding                                40,000                     40,000
      Common shares, $.01 par value, 150,000,000 shares
           authorized, 16,958,255 shares issued and outstanding                       169                        169
      Additional paid in capital                                                  364,833                    364,833
      Distribution in excess of accumulated earnings                              (22,854)                   (19,020)
                                                                         ----------------       --------------------
           Total shareholders' equity                                             382,148                    385,982
                                                                         ----------------       --------------------
       Total liabilities and shareholders' equity                              $  724,414                    719,747
                                                                         ================       ====================


                             The accompanying notes are an integral part of these financial statements.


                            TOWER REALTY TRUST, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                   For the Three           For the Three
                                                                   Months Ended            Months Ended
                                                                  March 31, 1999          March 31, 1998
                                                              --------------------    ----------------------
Revenues:

      Rental income                                                     $ 28,305           $ 25,750
      Management fees                                                        ---                ---
      Construction, leasing and other fees                                   200                194
                                                                    ------------         ----------
                Total revenues                                          $ 28,505           $ 25,944
                                                                    ------------         ----------
Expenses:
      Property operating and maintenance                                   6,342              5,623
      Real estate taxes                                                    3,877              3,612
      General and administrative                                           1,775              2,128
      Interest expense                                                     5,052              4,613
      Depreciation and amortization                                        4,658              4,323
      Ground rent/air rights expense                                         171                171
      Costs related to sale of Company                                     1,345                ---
                                                                    ------------         ----------
                Total expenses                                            23,220             20,470
                                                                    ------------         ----------
Equity in unconsolidated entities                                            (35)               203
                                                                    ------------         ----------
Income before minority interest and extraordinary gain (loss)
on early extinguishment of debt                                            5,250              5,677
Minority interest                                                           (474)              (496)
                                                                    ------------         ----------
Net income before extraordinary gain (loss) on early
extinguishment of debt                                                     4,776              5,181
                                                                    ------------         ----------
Extraordinary gain (loss) on early extinguishment of debt, net
of minority interest                                                        (530)               ---
                                                                    ------------         ----------
Net income                                                              $  4,246           $  5,181
                                                                    ============         ==========
Less: Preferred stock dividend requirements                                 (916)               ---

Net income applicable to common shareholders                            $  3,330           $  5,181
                                                                    ============         ==========
Per Share Data -- Basic and diluted:
Income before minority interest and extraordinary gain (loss)
on early extinguishment of debt per common share                        $   0.23           $   0.31
Extraordinary (loss) on early extinguishment of debt, net of
minority interest per common share                                          (.03)               ---
                                                                    ------------         ----------
      Net income per common share                                       $   0.20           $   0.31
                                                                    ============         ==========
Weighted average number of common shares                                  16,958             16,920
outstanding -- basic and diluted                                    ============         ==========


   The accompanying notes are an integral part of these financial statements.

                            TOWER REALTY TRUST, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                   For the Three Months     For the Three Months
                                                                   Ended March 31, 1999     Ended March 31, 1998
                                                                  ---------------------    ----------------------
Cash flows from operating activities:
   Net income (loss)                                                         $  4,246           $  5,181

Adjustments  to  reconcile net  income  to  net  cash  provided  by  operate activities:
     Depreciation and amortization                                              4,659              4,323
     Amortization of deferred financing costs                                     516                142
     Unbilled rental income                                                    (1,750)            (1,529)
     Extraordinary loss on early extinguishment of debt                           582                ---
     Equity income in joint venture and unconsolidated subsidiaries                35               (203)
     Minority interest                                                            421                228
     Changes in assets and liabilities:
         Receivables                                                            1,590              1,066
         Escrowed cash                                                         (4,102)              (161)
         Other assets                                                           2,904              3,325
         Deferred real estate taxes                                               231                259
         Accounts payable and other liabilities                                (2,815)             1,781
         Other liabilities and amounts due to affiliates                          576              1,362
                                                                            ---------          ---------

             Net cash provided by operating activities                          7,093             15,774
                                                                            ---------          ---------

Cash flows from investing activities:
   Acquisitions of real estate, joint venture, deferred charges
   and other Property and tenant improvements                                  (8,069)           (21,029)
                                                                            ---------          ---------

             Net cash used in investing activities                             (8,069)           (21,029)
                                                                            ---------          ---------

Cash flows from financing activities:
   Proceeds from debt on real estate and other debt                            70,194             45,900
   Repayments of debt on real estate                                          (60,081)               (51)
   Distributions to Preferred Stockholders                                       (229)               ---
   Distributions to OP Unitholders                                               (712)              (560)
   Distributions to Common Stockholders                                        (7,165)            (5,983)
   Loan Origination Fees                                                         (515)               ---
                                                                            ---------          ---------

             Net cash provided by financing activities                          1,492             39,306
                                                                            ---------          ---------

Net increase in cash and cash equivalents                                         516             34,051

Cash and cash equivalents, beginning of period                                  6,277              1,347
                                                                            ---------          ---------
Cash and cash equivalents, end of period                                     $  6,793           $ 35,398
                                                                            =========          =========

   The accompanying notes are an integral part of these financial statements.

                            TOWER REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation:

     Tower Realty Trust, Inc. (collectively with its subsidiaries, the "Company") was organized in the state of Maryland on March 27, 1997. The Company operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As of October 16, 1997, the Company consummated an initial public offering (the "Offering") of 13,817,250 shares of common stock, par value $.01 per share (the "Common Stock") (including the exercise of the underwriters' over-allotment option of 1,802,250 shares), and effected concurrent private placements (the "Concurrent Private Placements"), of 1,153,845 shares of Common Stock at a price of $26.00 per share and realized net proceeds therefrom of approximately $353.35 million. In addition, in connection with the formation transactions related to the Offering (the "Formation Transactions"), which included the acquisition of certain property interests and the cancellation of certain indebtedness, the Company issued 1,949,360 shares of Common Stock and other assets. Upon consummation of the Offering, the Company acquired a sole 1% general partner interest in Tower Realty Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), and a 90.4% limited partner interest in the Operating Partnership. At March 31, 1999, the Company had a 1% general partnership interest and a 89.9% limited partner interest in the Operating Partnership.

     The Company was formed to continue and expand the commercial real estate business of Tower Equities & Real Estate Corp. and its affiliates (collectively with its predecessor entities and affiliates, "Tower Equities"), including developing, acquiring, owning, renovating, managing, and leasing office properties in the Manhattan, Phoenix, Tucson, and Orlando markets. Upon consummation of the Offering and the Formation Transactions, the Operating Partnership owned or had interests in 21 office properties (the "Initial Properties"). On December 31, 1997, the Company purchased the approximately 700,000 square foot office tower located at 810 Seventh Avenue in midtown Manhattan ("810 Seventh Avenue") for approximately $150.0 million, including closing costs; on January 16, 1998, the Company purchased the approximately 126,000 square foot Blue Cross/Blue Shield office complex located in Phoenix, Arizona ("Blue Cross/Blue Shield") for $16.9 million. On May 6, 1998, the Company purchased the approximately 335,000 square foot, 25-story downtown New York City office building located on 90 Broad Street (the "90 Broad Property") for approximately $34.3 million. The Initial Properties, together with 810 Seventh Avenue, Blue Cross/Blue Shield and the 90 Broad Property, are
collectively referred to herein as the "Properties." In November 1997, the Company exercised an option to purchase a parcel of land located in Phoenix, Arizona for approximately $10.3 million and is in the process of developing Phase I of this parcel which will consist of an approximately 160,000 square foot office building and parking facilities. At March 31, 1999, the Phase I development was 90% completed and of the $9.5 million estimated cost of completion, the Company has expended $8.5 million. The Company also owns or has an option to acquire three parcels of land adjacent to the Properties (the "Development Parcels"), which can support 2.0 million of rentable square feet of development.

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

                            TOWER REALTY TRUST, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS--(Continued)

     The net proceeds from the Offering were contributed to the Operating Partnership in exchange, in part, for the Company's 91.4% interest therein. The Operating Partnership used the proceeds received from the Company, the $107.0 million net cash proceeds from the Company's term loan facility (the "Term Loan"), borrowed concurrent with and subsequent to the Offering and approximately $12.3 million of proceeds received from MSAM, as follows: (i) approximately $281.0 million for repayment of certain indebtedness (including associated prepayment penalties) relating to the Initial Properties (the "Property Partnerships"); (ii) approximately $137.0 million to acquire certain equity, debt and fee interests in the Initial Properties; (iii) approximately $3.1 million to pay for commitment fees and expenses relating to the Term Loan and the Company's $200.0 million unsecured line of credit with Fleet National Bank (the "Line of Credit"); (iv) approximately $3.0 million to pay transfer taxes and other expenses associated with the acquisitions of the Initial Properties; and (v) the remaining approximately $48.6 million for working capital.

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

     The Management Company and investors that hold interests in certain properties, which continued to be controlled by Tower Equities after the consummation of the Offering, entered into management agreements with respect to each of the Properties. In consideration for the services to be provided under the management agreements, the Management Company will receive a property management fee and applicable construction fees and leasing commissions which will be determined by reference to existing market rates for similar transactions. As the result of a lender foreclosing on three third-party owned retail properties in the fourth quarter of 1998, at March 31, 1999, the Management Company held management agreements with only three retail properties. Management contracts on the remaining retail properties were terminated in April 1999.

     Lawrence H. Feldman, the former Chairman of the Board, Chief Executive Officer and President of the Company, held a 3.8% non-controlling interest in a partnership controlling the 2800 North Central Avenue Property ("2800 North Central"). The Company, upon consummation of the Offering, acquired this interest and the interests of Tower Equities (10% aggregate interest, including a 1.01% general partnership interest).

     In connection with the acquisition of certain property and partnership interests, the Company also acquired certain assets and liabilities, the economic and obligations benefits of which were retained by the respective partners. The net remaining liability of such partners was reflected in the accompanying financial statements as due to affiliates and aggregated $370,000 as of December 31, 1997. No balance remained as of March 31, 1999. Also in connection with these transactions the Company issued shares of Common Stock and OP Units, the proceeds of which were not fully received. The aggregate amount due of approximately $981,000 has been reflected as a reduction of additional paid-in-capital in the financial statements. These amounts have been recorded consistent with the Company's understanding of the related formation transactions. However, the balances reflected in the financial statements may be subject to dispute with predecessor entities and their owners. In the opinion of the Company's management, the ultimate resolution of these potential disputes will not have a material adverse effect on the accompanying financial statements.

                            TOWER REALTY TRUST, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS--(Continued)

Basis of Presentation

     The condensed consolidated balance sheet of the Company as of March 31, 1999 and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998 are unaudited. The Company's condensed consolidated balance sheet as of December 31, 1998 have been derived from the Company's audited consolidated financial statements. The financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for a complete presentation of these financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three months ended March 31, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1998 audited financial statements and notes thereto, included in its annual report on Form 10-K for the fiscal year ended December 31, 1998.

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

     Net income per common share basic and dilutive has been computed by dividing net income applicable to common shareholders by the weighted average number of Common Shares outstanding (16,958,255). A total of 975,000 shares were reserved for issuance under stock options. The effect of the outstanding options has been excluded from the calculation of diluted net income per common share as these options had an antidilutive effect in the current period.

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

                            TOWER REALTY TRUST, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS--(Continued)

of votes cast at the special meeting of the common stockholders of Reckson, of the issuance of only Reckson Class B Common Stock as the non-cash portion of the merger consideration (the "Share Issuance"); provided that the total votes cast on the Share Issuance represent over 50% in interest of all shares of common stock of Reckson entitled to vote on the Share Issuance.

     In connection with the Merger and other strategic initiatives explored by the Company (the "Initiatives"), the Company entered into an agreement with Merrill Lynch & Co. ("Merrill Lynch") on April 16, 1998 whereby Merrill Lynch acts as the exclusive financial advisor to the Company in connection with the Initiatives. Pursuant to the terms of this agreement, Merrill Lynch is entitled to .6% of the aggregate purchase price paid to the Company for its sale upon closing of the applicable sale agreement. If the Merger does not occur as anticipated, the Company will be responsible for payments in the amount of approximately $1.0 million to Merrill Lynch. During 1998, the Company has charged $1.0 million to operations, representing the retainer and the delivered fairness opinion under the agreement, which is included in the costs related to sale of the Company item on the condensed consolidated statements of operations.

     Other costs incurred in connection with the Initiatives which have been included in the costs of Sale of the Company in the accompanying statement of income for the quarterly period ended March 31, 1999 include legal, accounting and consulting fees. The Company anticipates that significant additional costs will be incurred in connection with the Merger. The Company has written agreements with several key members of management providing for, among other things, severance and stay bonuses. Payment of such amounts described will be triggered upon the occurrence of certain events, including a change in control, as defined in the agreements. The aggregate amounts due upon a change of control amount to approximately $4.9 million. The Merger constitutes a change in control.

3.   Acquisition of Real Estate:

     During the three months ended March 31, 1998, the Company, through the Operating Partnership, acquired the Blue Cross/Blue Shield office complex, a 126,000 square foot twin office building facility located in the Northwest submarket of Phoenix, Arizona for $16.9 million. In conjunction with this acquisition, the Company drew down funds from its Line of Credit Facility (see
Note 4).

4.   Line of Credit and Mortgage Debt:

     The Company has a revolving credit agreement with a group of lenders. The revolving credit agreement may be used, among other things, to finance its acquisition of additional office properties and other costs and expenses attendant with such acquisitions, to refinance existing indebtedness and for general working capital requirements. At March 31, 1999 and December 31, 1998, $138.4 million and $70.4 million was outstanding under the revolving credit agreement, respectively. The Company pays monthly commitment fees equal to 25 basis points on the undrawn revolving line of credit commitment. In early March, 1999, in connection with the refinancing of 810 Seventh Avenue, the Company modified its revolving credit agreement by adding 810 Seventh Avenue to the unencumbered borrowing base. In addition, the Line of Credit was reduced from $200.0 million to $165.0 million and the Company utilized $60.0 million of the Line of Credit to pay off the remaining $60.0 million secured mortgage on 810 Seventh Avenue. The Line of Credit has a three-year term and bears interest at the rate of approximately 150 basis points over LIBOR (London Interbank Offered
Rate). The Company paid approximately $400 thousand to the lenders and approximately $200 thousand to third parties in connection with the modification during the period ended March 31, 1999.

                            TOWER REALTY TRUST, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS--(Continued)

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

     As of March 31, 1999 and December 31, 1998, the Company has complied with the financial debt covenants.

     As a general policy, the Company intends to maintain a debt policy limiting the Company's total consolidated indebtedness plus its pro rata share of joint venture debt to 50% of the Company's total market capitalization. As of March 31, 1999 and December 31, 1998 the debt to total market capitalization, including the Company's 10% interest in the debt of 2800 North Central, was 46% and 44%.

     Interest capitalized for the three months ended March 31, 1999 was approximately $518,000. No interest was capitalized during the three months ended March 31, 1998.

5.   Distributions:

     In March of 1999, the Company declared a cash distribution for the first quarter of 1999 in the amount of $.4225 per common share, preferred share and Operating Units outstanding on March 31, 1999. The distributions were paid in April of 1999 totaling approximately $8.8 million.

     In January of 1999, the Company paid the 1998 distribution of approximately $8.1 million, which was declared in December of 1998.

     In March of 1998, the Company declared a cash distribution for the first quarter of 1998 in the amount of $.4225 per common share and Operating Units outstanding on March 31, 1998. The distributions were paid in April of 1998 totaling approximately $7.8 million.

     In January of 1998, the Company paid the 1997 distribution of approximately $6.5 million, which was declared in December of 1997.

                            TOWER REALTY TRUST, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS--(Continued)

6.   Supplemental Disclosure of Non-Cash Investing and Financing Activities:

     The Company issued 129,034 OP Units on March 6, 1998 for the buyout of a management agreement related to the purchase of 810 Seventh Avenue. See Note 5 for non-cash declaration of distributions as of March 31, 1999 and 1998.

7.   Recently Issued Accounting Standards:

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

8.   Commitments and Contingencies:

     Legal Matters

     As a result of the acquisition of the Properties, the Company has become a successor party-in- interest to certain legal proceedings arising in the ordinary course of the business of Tower Equities and the other third-party predecessor entities.

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

     In July 1998, David Miller, a purported stockholder of the Company, commenced a putative class action against the Company and certain of its then directors and officers in the Supreme Court of New York, New York County captioned Miller v. Adams, et al., Index No. 98/113363 (Sup. Ct. N.Y. Co.). This action challenges, among other things, the process employed by the Company and its directors in reviewing, approving and assessing the fairness of the Prior Merger Agreement. Following Tower's press release on November 2, 1998, this action was discontinued without prejudice. On or about December 18, 1998, David Miller commenced a putative class action in the Supreme Court of New York, New York County captioned Miller v. Adams, et al., Index No. 98/606208 (Sup. Ct. N.Y. Co.) challenging, among other things, the process employed by the Company and its directors in reviewing, approving and assessing the fairness of the Merger Agreement. Miller is seeking, among other things, equitable and declaratory relief and unspecified compensatory damages.

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

                            TOWER REALTY TRUST, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS--(Continued)

     On November 2, 1998, the Company commenced an action in New York Supreme Court against Reckson, Crescent Real Estate Equities Corp. ("Crescent") and Metropolitan alleging breach of the merger agreement between the Company and these parties dated July 9, 1998 (the "Prior Merger Agreement"). The Company sought at least $75 million in compensatory damages, declaratory and other relief. The Company's press release on November 2, 1998 stated that this action was filed because the Company had been informed by Crescent, Reckson and Metropolitan Partners that they would not proceed with the transactions contemplated by the Prior Merger Agreement. On December 22, 1998, the action was discontinued. As discussed in the Merger Agreement, under certain limited circumstances this action can be recommenced following the merger by the Company against Crescent for the benefit of the Company's stockholders.

9.   Segment Reporting:

     The Company operates in one business segment: real estate. The Company provides leasing, management, acquisition, development and construction for its portfolio. The Company does not have any foreign operations. The accounting policies of the segment are the same as those described in the summary of significant accounting policies disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, except that the Company excludes straight-line rent adjustments and depreciation and amortization in evaluating segment performance.

     The Company evaluates  performance based upon net operating income from the
combined   properties  in  the  segment  (which  excludes   straight-line   rent
adjustments and depreciation and amortization).



                                                      Total Segment        Corporate & Other(f)      Total Company
                                                  -------------------      --------------------      -----------------
                                                               (dollars in thousands, including footnotes)
Total revenues(a):
          The Company(b):
                    1999                                 $ 27,072               $    (39)               $ 27,033
                    1998                                   24,525                    417                  24,942
Total operating and interest expenses(c):
          The Company(b):
                    1999                                 $  2,879               $  6,507                $  9,386
                    1998                                    2,394                  6,523                   8,917
Net operating income (loss)(d):
          The Company(b):
                    1999                                 $ 24,193               $ (6,546)               $ 17,647
                    1998                                   22,131                 (6,106)                 16,025
Total assets (The Company):
                    1999                                 $719,723               $  8,024                $727,747
                    1998                                  655,006                 52,844                 707,850
Total long-lived assets (The Company) (e):
                    1999                                 $689,144               $     72                $689,216
                    1998                                  629,789                 11,792                 641,581



-----------
(a)      Total revenues  represent all revenues during the period (including the
         Company's  equity in earnings of  unconsolidated  entities),  excluding adjustments  for  straight-lining  of rents and the Company's  share of straight-line rent adjustments from unconsolidated joint ventures.  All interest  income is excluded from the segment amounts and is classified in Corporate and Other for all periods.




                            TOWER REALTY TRUST, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS--(Continued)

(b) Segment information has been presented for the Company for the three months ended March 31, 1999 and 1998.
(c) Total operating and interest expenses represents the sum of real estate taxes, utilities, general and administrative, ground rents/air rights and interest expense. All interest expense (including property-level mortgages) is excluded from the segment amounts and is classified in corporate and other for all periods. Total segment information of the Company includes $790 and $720 of management fee expenses charged from the Management Company for the three months ended March 31, 1999 and 1998. Amounts presented exclude depreciation and amortization of $4,695 and $4,356 for the Company for the three months ended March 31, 1999 1998, respectively and non-recurring merger-related charges of $1,345.
(d) Net operating income represents total revenues, as defined in Note (a) less total operating and interest expenses, as defined in Note (c) for the period.
(e) Long-lived assets is comprised of total rental property, unbilled rents receivable and investments in unconsolidated entities.
(f) Corporate and other represents all corporate-level items (including interest income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

10.  Subsequent Events:

     On May 10, 1999, the Company announced the declaration of a prorated distribution to common stockholders of $0.250714 per share (subject to reduction in limited circumstances) for the period April 1, 1999 through and including May 24, 1999, provided that the Merger occurs on May 24, 1999. This distribution would be payable approximately thirty days after the effectiveness of the Merger to holders of record on May 21, 1999, the last business day prior to the proposed effective time of the Merger. This distribution is contingent on the Merger taking place.

     On April 14, 1999, the Company and Reckson filed a joint proxy statement/prospectus with the Securities and Exchange Commission in connection with the Merger. A special meeting of stockholders of the Company (the "Special Meeting") was called for May 14, 1999 approve the transactions contemplated by the Merger Agreement. On May 10, 1999, the Company announced that, in response to an announcement by Reckson that it had entered into an agreement to acquire a $425 million first mortgage note secured by the property located at 919 Third Avenue, New York, New York, the Special Meeting was postponed until May 24, 1999.

11.  Reclassification:

     Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company was incorporated in the State of Maryland on March 27, 1997. The Company operates so as to qualify as a REIT for federal income tax purposes. On March 31, 1997 interests in certain partnerships, properties and limited liability companies were contributed to the Operating Partnership in exchange for OP Units. Certain of these interests were owned by the Operating Partnership after consummation of the Offering. Simultaneously with such contribution of interests and through the date of the Offering, the Company issued $12.3 million of notes to certain investors advised by MSAM. The notes were collateralized by certain of the Properties. Upon completion of the Offering, all notes were converted into shares of Common Stock of the Company. As of October 16, 1997, the Company completed the Offering of 13,817,250 shares of common stock (including the exercise of the underwriters' over-allotment option of 1,802,250 shares) and effected the concurrent private placements of 1,153,845 shares of common stock at a price of $26.00 per share and realized net proceeds therefrom of approximately $353.35 million. In addition, in connection with the Formation Transactions relating to the Offering and the Concurrent Private Placements, including the acquisition of certain property interests and the cancellation of certain indebtedness, the Company issued 1,949,360 shares of Common Stock. Upon consummation of the Offering and the Concurrent Private Placements, the Company acquired a sole 1% general partner interest in the Operating Partnership and a 90.4% limited partnership interest in the Operating Partnership. At March 31, 1999, the Company had a 1% general partner interest and a 89.9% limited partnership interest in the Operating Partnership.

     The Company was formed to continue and expand the commercial real estate business of Tower Equities, including developing, acquiring, owning, renovating, managing, and leasing office properties in the Manhattan, Phoenix, Tucson, and Orlando markets. Upon completion of the Offering, the Concurrent Private Placements and the Formation Transactions, the Operating Partnership owned or had interests in the 21 Initial Properties. On December 31, 1997 the 810 Seventh Avenue in midtown Manhattan for approximately $150 million, including closing costs, on January 16, 1998, the Company purchased Blue Cross/Blue Shield located in Phoenix, Arizona for approximately $16.9 million and on May 6, 1998, the Company purchased the 90 Broad Property in New York City for approximately $34.3 million in cash. The Company also owns or has an option to acquire the
Development Parcels, which can support 2.2 million rentable square feet of development. In November 1997, the Company exercised its option to purchase one of the optioned Development Parcels located in Phoenix, Arizona for approximately $10.3 million. This parcel is currently under development.

     On December 8, 1998, the Company entered into the Merger Agreement relating to the Merger. The Merger Agreement and the Merger were approved by the Company's Board of Directors on December 8, 1998.

     Pursuant to the Merger Agreement and the transactions contemplated thereby, each share of Common Stock of the Company will, at the election of holders thereof and subject to proration, either (x) be converted into the right to receive $23.00 in cash payable to the holder thereof, without interest, or (y) be converted into either (1) .5725 of a share of Reckson Class B Common Stock and $7.2565 principal amount of Reckson OP 7% Notes, guaranteed by Reckson, if the Share Issuance Approval is not obtained, or (2) .8364 of a share of Reckson Class B Common Stock if the Share Issuance Approval is obtained. If the Reckson board of directors withdraws or amends or materially modifies or withdraws its approval or recommendation of the Share Issuance and if the Share Issuance Approval has not been obtained, in addition to the consideration set forth in clause (x) or (y)(1) above, each share of Common Stock will be converted into an additional $.8046 principal amount of Reckson OP 7% Notes.

Results of Operations

     The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of the Company for the periods indicated below. This discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

Comparison of Three Months Ended March 31, 1999 to the Three Months Ended March 31, 1998

     Total revenues increased by $2.6 million, or 10.0%, to $28.5 million in 1999 as compared to $25.9 million in 1998. Rental income increased by $2.5 million, or 9.7%, to $28.3 million in 1999 as compared to $25.8 million in 1998 primarily as a result of the 90 Broad Property in New York City in May, 1998, which resulted in $1.8 million of rental income for the three months ended March 31, 1999. The remaining increase in rental income can be attributed to an increase in base rent, primarily resulting from an increase in leasing activity.

     Total expenses for the three months ended March 31, 1999 increased by $2.7 million, or 13.2%, to $23.2 million from $20.5 million in 1998 primarily as a result of costs related to the sale of the Company, the acquisition of the 90 Broad Property in May, 1998 and interest expense, net of a reduction in other miscellaneous general and administrative costs. Expenses, excluding interest and depreciation and amortization, as a percentage of total revenue increased from 44.5% in 1998 to 47.3% in 1999, primarily as a result of costs related to the sale of the Company, net of a decrease in general and administrative expenses. The decrease in general and administrative expenses can be primarily attributed to (i) a decrease in payroll at the Operating Partnership as a result of the resignations of the former Chief Executive Officer and President and Chief
Financial Officer of the Company, as previously described in the Company's filings with the Securities and Exchange Commission and other headcount reductions as a result of resignations and (ii) expenses related to property acquisitions that were not consummated during the first quarter of 1998. The components of expenses, excluding interest and depreciation and amortization, as a percentage of total revenue are as follows:


                                                           Three Months
                                                          Ended March 31,
                                               -------------------------------
                                                    1999             1998
                                               --------------   --------------
Property operating and maintenance............        22.2  %          21.7  %
Real estate taxes.............................        13.6             13.9
General and administrative....................         6.2              8.2
Ground rent/air rights........................         0.6              0.7
Costs related to sale of the Company..........         4.7              ---
                                               --------------   --------------
         Total................................        47.3  %          44.5  %
                                               ==============   ==============

     Interest expense increased by $0.5 million to $5.1 million in 1999 as compared to $4.6 million in 1998 as a result of new acquisitions and utilization of the Line of Credit Facility.

     Depreciation and amortization increased by $0.4 million, or 9.3%, to $4.7 million in 1999 as compared to $4.3 million in 1998 due to depreciation of additional properties in 1999 as compared to 1998.

     Equity in joint ventures and unconsolidated subsidiaries decreased by approximately $0.2 million primarily as a result of the Management Company losing certain of its retail property management contracts as a result of property foreclosures.

     Minority interest pertains to interests in the Operating Partnership. At March 31, 1999, minority interest shares of the Operating Partnership was 9.03%.

     Net income decreased by $1.0 million to $4.2 million in 1999 as compared to $5.2 million in 1998, as a result of the costs associated with the sale of the Company and the extraordinary item on the early extinguishment of debt offset by the acquisition of the 90 Broad Property.

Funds From Operations

     The Company generally considers funds from operations an appropriate measure of liquidity of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. "Funds from Operations," as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales (loss) of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Consistent with the NAREIT White Paper, the Company also adds back costs related to the sale of the Company and other non-recurring costs. Accordingly, funds from operations as defined by the Company may not be comparable to definitions used by other REITs. The Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, funds from operations should be considered in conjunction with net income, determined in accordance with GAAP, as presented in the unaudited consolidated financial statements of the Company and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Funds from operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of the Company's performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of liquidity or ability to make distributions.

     The Company's calculation of Funds From Operations is as follows:

                                                                                    The Company                  The Company
                                                                                    Consolidated                 Consolidated
                                                                                    Three Months                 Three Months
                                                                                       Ended                        Ended
                                                                                   March 31,1999                March 31,1998
                                                                             --------------------------  -------------------------

Net income.................................................................        $        4,246           $    5,181

Add:
Real estate depreciation and amortization..................................                 4,658                4,323
Real estate depreciation and amortization of
   unconsolidated joint venture............................................                    37                    8
Minority interest..........................................................                   421                  496
Costs related to sale of Company...........................................                 1,345                  ---
Preferred stock dividend requirement.......................................                  (916)                 ---
Other nonrecurring costs...................................................                   566                  ---
Loss on extinguishment of debt.............................................                   582                  ---
                                                                            ---------------------         ------------

       Funds from Operations...............................................        $       10,939            $  10,008
                                                                            =====================         ============

      Funds from Operations available for Common Shares ...................        $        9,951            $   9,133
                                                                            =====================         ============

Liquidity and Capital Resources

     Cash and cash equivalents were $6.8 million and $6.3 million at March 31, 1999 and December 31, 1998, respectively. Cash and cash equivalents include cash on hand and short term and highly liquid investments with original maturities of three months or less. These financial investments, which potentially subject the Company to concentrations of credit risk, are invested primarily through short-term obligations issued or guaranteed by the U.S. government or its agencies. The Company believes that this mitigates its risk. Included in cash and cash equivalents at March 31, 1999 and December 31, 1998 are segregated security deposits amounting to approximately $5.9 million. The increase in cash and cash equivalents is a result of the net increase in debt outstanding of $10.1 million and cash flows from operations of $7.1 million, net of approximately $8.1 million for additions to real estate and deferred charges and $8.1 million relating to distributions to common stockholders, preferred stockholders and holders of OP Units.

     The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, and deferred real estate taxes. The Company's properties require periodic investment of capital for tenant-related capital expenditures and for general capital improvements. In addition, the Company has adopted a policy of paying regular quarterly distributions on its Common Stock, Preferred Stock and OP Units. Based upon its cash and cash equivalents at March 31, 1999 and December 31, 1998, its expected cash flows from operations and the funds available under the Line of Credit, the Company expects to meet its cash requirements for the foreseeable future.

     As a general policy, the Company intends to maintain a debt policy limiting the Company's total consolidated indebtedness plus its pro rata share of joint venture company debt to 50% of the Company's total market capitalization. However, the Company may from time to time modify its debt policy in light of current economic conditions, relative costs of debt and equity capital, market values of its properties, general conditions in the market for debt and equity securities, fluctuations in the market price for its common stock, growth and acquisition opportunities and other factors. Accordingly, there can be no assurance that the Company will not increase its debt to total market capitalization ratio beyond the limit described above.

     At March 31, 1999 and December 31, 1998, the Company had total outstanding indebtedness of approximately $270.4 and $260.3 million, exclusive of the Company's ten percent portion of the debt on 2800 North Central of $2.8 million. This total outstanding indebtedness was collateralized by nine of the Company's properties and represents 46% and 44% of the Company's total market capitalization based on the $18.973 and $20.125 closing price of the shares of Common Stock at March 31, 1999 and December 31, 1998.

Line of Credit

     The Line of Credit has a three-year term and bears interest at the rate of approximately 150 basis points over LIBOR (London Interbank Offered Rate). As of March 31, 1999 and December 31, 1998, $138.4 million and $70.4 million, respectively, was outstanding under the Line of Credit. The Line of Credit matures in October 2000 but will become due upon consummation of the Merger.

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

     As of March 31, 1999 and December 31, 1998, the Company has complied with the financial debt covenants.

     On March 1, 1999, the Company borrowed $60 million under the Line of Credit and used the proceeds to repay the remaining debt outstanding on 810 Seventh. In connection with this borrowing, the total amount available to borrow under the Line of Credit was reduced from $200 million to $165 million.

Mortgage Debt

                                                                    Principal                   Interest
Description                                                           Amount                      Rate                  Maturity
-----------------------------------------------------------------------------------------------------------------------------------
                                                              (dollars in thousands)
Term loan...............................................               $107,000                   6.82%           October 16, 2027
Corporate Center........................................                 20,625                   7.55%            January 1, 2006
Corporate Center........................................                    974                   8.37%            January 1, 2006
2800 North Central......................................                  2,800                   9.41%               May 31, 1999
Construction Loan.......................................                  3,406                   7.75%                          *
------------
*       Term of the construction loan is concurrent with the period of construction.


Inflation

     The Company's leases with the majority of its tenants require the tenants to pay most operating expenses, including insurance and real estate taxes, and increases in common area maintenance expenditures which partially offsets the Company's exposure to increases in costs and operating expenses resulting from inflation.

Year 2000

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The cost of remediation associated with its computer systems has been minimal and the remediation was substantially completed at March 31, 1999.

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

     The Company has completed an initial assessment and remediation of its key information technology systems including its operating systems and critical financial and nonfinancial applications. Remediation efforts as of the date hereof have included addressing critical financial applications. Based on this initial assessment and remediation efforts, the Company believes that at March 31, 1999 these key information technology systems are "Year 2000 compliant." However, there can be no assurance that coding errors or other defects will not be discovered in the future. The Company is currently evaluating the remaining non-critical information technology systems for Year 2000 compliance.

     As of March 31, 1999, the Company owned and operated a portfolio of 25 office properties. The Company is continually evaluating whether the material noninformation technology systems such as security control equipment, fire suppression equipment and other physical plant and equipment at such properties are Year 2000 compliant, and has been advised by most of its vendors that such systems and equipment are or will be compliant. All of the Properties, as a part of general operating policy, are developing contingency plans that will be deployed in the event key operational systems, such as security control equipment, fail (e.g., when a power failure occurs).

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

Subsequent Events

     On May 10, 1999, the Company announced the declaration of a prorated distribution to common stockholders of $0.250714 per share (subject to reduction in limited circumstances) for the period April 1, 1999 through and including May 24, 1999, provided that the Merger occurs on May 24, 1999. This distribution would be payable approximately thirty days after the effectiveness of the Merger to holders of record on May 21, 1999, the last business day prior to the proposed effective time of the Merger. This distribution is contingent on the Merger taking place.

     On April 14, 1999, the Company and Reckson filed a joint proxy statement/prospectus with the Securities and Exchange Commission in connection with the Merger. The Special Meeting was called for May 14, 1999 approve the transactions contemplated by the Merger Agreement. On May 10, 1999, the Company announced that, in response to an announcement by Reckson that it had entered into an agreement to acquire a $425 million first mortgage note secured by the property located at 919 Third Avenue, New York, New York, the Special Meeting was postponed until May 24, 1999.

Recent Accounting Pronouncements

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     As a result of the acquisition of the Properties, the Company has become a successor party-in- interest to certain legal proceedings arising in the ordinary course of the business of Tower Equities and the other third-party predecessor entities.

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

     On November 2, 1998, the Company commenced an action in New York Supreme Court against Reckson, Crescent and Metropolitan alleging breach of the Prior Merger Agreement. The Company sought $75 million in compensatory damages, declaratory and other relief. The Company's press release on November 2, 1998 stated that this action was filed because the Company had been informed by Crescent, Reckson and Metropolitan Partners that they would not proceed with the transactions contemplated by the Prior Merger Agreement. On December 22, 1998, the action was discontinued. As discussed in the Merger Agreement, under certain limited circumstances this action can be recommenced following the Merger by the Company against Crescent for the benefit of the Company's stockholders.

     On or about September 29, 1998, a complaint entitled Stephen Mikolas v. Lawrence Feldman, Feldman Equities, Tower 45 Asset Management Corporation, 286 Madison LP, 290 Madison LP, 292 Madison LP, Tower Equities and Tower Realty Trust, Inc., Index No. 98 Civ. 6079 (S.D.N.Y.), was filed in the U.S. District court for the Southern District of New York in which the plaintiff alleges unlawful retaliation in violation of federal, state, and city statutes. On or about March 30, 1999, the parties entered into a settlement agreement and executed a "Stipulation of Discontinuance With Prejudice," which provided for the dismissal of the action. The resolution of this action will not have a material adverse effect on the financial position or results of operations of the Company.

     On or about July 10, 1998, a complaint entitled Karen Schwartz v. Lawrence Feldman, Feldman Equities, Tower 45 Asset Management Corporation, 286 Madison LP, 290 Madison LP, 292 Madison LP, Tower Equities and Tower Realty Trust, Inc., Index No. 98 Civ. 4918 (S.D.N.Y.) was filed in the U.S. District Court for the Southern District of New York in which the Plaintiff alleges she was discriminated against in the terms and conditions of her employment on the basis of her religion in violation of federal, state and city statutes. On or about March 31, 1999, the parties entered into a settlement agreement and executed a "Stipulation of Discontinuance With Prejudice," which provided for the dismissal of the action. The resolution of this action will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2.  Changes in Securities and Use of Proceeds.

           Not applicable.

Item 3.  Defaults Upon Senior Securities.

           Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

           Not applicable.

Item 5.  Other Information.

           Not applicable.

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


                                        TOWER REALTY TRUST, INC.
                                              (Registrant)



Date:      May 17, 1999     By: /s/ Lester S. Garfinkel
                                ------------------------------------
                                Name:  Lester S. Garfinkel
                                Title: Executive Vice President --
                                       Finance and Administration and Chief
                                       Financial Officer

                                  Exhibit Index

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.                                                               Description
-----------                                                               -----------

10.1                   First Amendment to Revolving Credit Agreement,  made as of March 1, 1999, by and among Tower Realty Operating
                       Partnership,  L.P., Fleet National Bank, as Administrative  Agent,  Merrill Lynch & Co., as Syndication Agent
                       and Arranger, Nationsbank, N.A., as Administrative Agent and the Banks listed therein

10.2                   Mortgage Loan Agreement,  dated as of March 1, 1999, by and among Tower Realty Operating  Partnership,  L.P., the Banks listed on the signature pages thereof,  Fleet National Bank, as Administrative Agent, Merrill Lynch
                       & Co., as Syndication Agent and Arranger and Nationsbank, N.A., as Administrative Agent

10.3                   Amended and Restated  Mortgage  Agreement,  made as of March 1, 1999, by Tower Realty Operating  Partnership,
                       L.P. in favor of Fleet National Bank

10.4                   Consolidated, Amended and Restated Mortgage Note

27.1                   Financial Data Schedule